Form 10-Q
period 2021-03-31
Global SPAC Partners Co,
filed 2021-06-01
CIK 1821169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File No. 001-40320

Global SPAC Partners Co.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2093 Philadelphia Pike #1968 Claymont, DE 19703
(Address of Principal Executive Offices, including zip code)

(650) 560-4753
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one subunit and one-half of one redeemable warrant	GLSPU	The Nasdaq Stock Market LLC
Subunits included as part of the units, each consisting of one Class A ordinary share, $.0001 par value, and one-quarter of one redeemable warrant	GLSPT	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 warrants	GLSPW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

As of June 1, 2021, there were 17,447,500 Class A ordinary shares (including Class A ordinary shares included in the subunits) and 4,287,500 Class B ordinary shares, $0.0001 par value, issued and outstanding.

GLOBAL SPAC PARTNERS CO.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL SPAC PARTNERS CO.

UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020

Assets
Cash	$11,183	$21,432
Deferred offering costs	430,913	331,705
Total Assets	$442,096	$353,137

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$85,301	$30,252
Due to related parties	47,197	122
Promissory note - related party	300,000	300,000
Total current liabilities	432,498	330,374

Commitments

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares and 5,750,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively (1)	575	575
Additional paid-in capital	24,425	24,425
Accumulated deficit	(15,402)	(2,237)
Total shareholders’ equity	9,598	22,763

Total Liabilities and Shareholders’ Equity	$442,096	$353,137

(1)	Includes up to 750,000 shares subject to forfeiture if the underwriter’s over-allotment option is not exercised in full or in part by the underwriter. (See Note 7)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL SPAC PARTNERS CO.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2021
Formation and operating costs	$13,166
Loss from operations	(13,166)

Other income
Interest income	1
Total other income	1

Net loss	$(13,165)

Basic and diluted weighted average shares outstanding (1)	5,000,000
Basic and diluted net loss per share	$(0.00)

(1)	Excludes up to 750,000 shares subject to forfeiture if the underwriter’s over-allotment option is not exercised in full or in part by the underwriter (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL SPAC PARTNERS CO.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares (1)	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	5,750,000	$575	$24,425	$(2,237)	$22,763
Net loss	-	-	-	(13,165)	(13,165)
Balance as of March 31, 2021	5,750,000	$575	$24,425	$(15,402)	$9,598

(1)	Includes up to 750,000 shares subject to forfeiture if the underwriter’s over-allotment option is not exercised in full or in part by the underwriter (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL SPAC PARTNERS CO.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the three months ended March 31, 2021
Cash flows from Operating Activities:
Net loss	$(13,165)
Changes in current assets and current liabilities:
Accrued offering costs and expenses	12,729
Due to related parties	436
Net cash used in operating activities	0

Cash flows from Financing Activities:
Payments of deferred offering costs	(10,249)
Net cash used in financing activities	(10,249)

Net change in cash	(10,249)
Cash, beginning of the period	21,432
Cash, end of the period	$11,183

Supplemental Disclosure of Non-cash Financing Activities:
Deferred offering costs paid by related party	$46,639
Accrued deferred offering costs	$42,320

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL SPAC PARTNERS CO.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Organization and General

Global SPAC Partners Co. (the “Company”) is a newly organized blank check company incorporated as a Cayman Islands exempted company on August 6, 2020 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination” or “Initial Business Combination”). The Company has not selected any specific business combination target with respect to the Initial Business Combination.

The Company has selected December 31 as its fiscal year end.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from August 6, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “IPO”), which is described below. The Company will not generate any operating revenue until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

The Company’s sponsor is Global SPAC Sponsors LLC (formerly known as Global SPAC Partners Sponsors LLC), a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s IPO was declared effective on April 8, 2021 (the “Effective Date”). On April 13, 2021, the Company consummated the IPO of 16,000,000 units (the “Public Units”), at $10.00 per Public Unit, generating gross proceeds of $160,000,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 675,000 private units (the “Private Units”) at a price of $10.00 per Private Unit in a Private Placement (See “Note 4”) to the Sponsor and I-Bankers Securities, Inc. (“I-Bankers”), generating total gross proceeds of $6,750,000.

Each Public Unit consists of (i) one subunit (the “Public Subunit”), which consists of one Class A ordinary share (the “Public Shares”) and one-quarter of one warrant (the “Public Warrants”), and (ii) one-half of one warrant (the “Public Warrants”); each whole warrant will be exercisable to purchase one Class A ordinary share. Each Private Unit also consists of (i) one subunit (the “Private Subunit”), which consists of one Class A ordinary share (the “Private Shares”) and one-quarter of one warrant (the “Private Warrants”), and (ii) one-half of one warrant (the “Private Warrants”).

Transaction costs amounted to $9,673,350 consisting of $3,200,000 of underwriting discount, $5,600,000 of deferred underwriting discount, and $873,350 of other offering costs.

The Company granted I-Bankers a 45-day option to purchase up to an additional 2,400,000 Public Units to cover over-allotments. On April 14, 2021, I-Bankers partially exercised the over-allotment option to purchase 750,000 Public Units, at a purchase price of $10.00 per Public Unit, generating gross proceeds to the Company of $7,500,000. On April 14, 2021, simultaneous with the exercise of the over-allotment option, the Sponsor and I-Bankers purchased an aggregate of 22,500 additional Private Units, at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $225,000. Transaction costs amounted to $412,500, consisting of $150,000 of underwriting discount and $262,500 of deferred underwriting discount.

GLOBAL SPAC PARTNERS CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Trust Account

Following the closing of the IPO on April 13, 2021 and I-Bankers’ partial exercise of the over-allotment option on April 14, 2021, an aggregate of $169,175,000 ($10.10 per Public Unit) from the net proceeds of the sale of the Public Units and the Private Units was placed in a trust account (the “Trust Account”), which has been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations and up to $100,000 to pay dissolution expenses in the event that the Company is unable to consummate a Business Combination and must be liquidated, the proceeds from the IPO and the sale of the Private Units will not be released from the Trust Account until the earliest of (a) the completion of the Company’s Initial Business Combination, (b) the redemption of any Public Subunits properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association, and (c) the redemption of the Company’s Public Subunits if the Company is unable to complete the Initial Business Combination within the Combination Period (as defined below), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

Initial Business Combination

The Company’s business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and net of taxes payable) at the time of the signing of a definitive agreement to enter into a Business Combination.

The Company has 12 months from the closing of the IPO to consummate a Business Combination (the “Combination Period”). However, if the Company is unable to complete its Initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Subunits, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable) divided by the number of then outstanding Public Subunits, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the Initial Business Combination within the Combination Period.

The Sponsor, officers and directors of the Company, and I-Bankers have agreed (i) to waive their redemption rights with respect to their Founder Shares, Private Subunits, Representative Shares (See Note 6) and any Public Subunits they may hold in connection with the completion of the Initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares, Private Subunits and Representative Shares if the Company fails to complete the Initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Subunits they hold if the Company fails to complete the Initial Business Combination within the Combination Period).

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third-party (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.10 per Public Subunit or (ii) such lesser amount per Public Subunit held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy their indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. The Company has not asked the Sponsor to reserve for such obligations.

Liquidity and Capital Resources

As of March 31, 2021, the Company had cash of $11,183. Until the consummation of the IPO, the Company’s only source of liquidity was an initial purchase of common stock by our Sponsor and loans and advances from our Sponsor.

Subsequent to the quarterly period covered by this quarterly report on Form 10-Q (the “Quarterly Report”), the Company consummated its IPO (see Note 3) and Private Placement (See Note 4). Of the net proceeds from the IPO, partial exercise of the over-allotment option, and associated Private Placements, $169,175,000 of cash was placed in the Trust Account and $895,148 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.

GLOBAL SPAC PARTNERS CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. As of March 31, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on May 14, 2021 and April 12, 2021, respectively.

Emerging Growth Company Status

The company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statement. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

GLOBAL SPAC PARTNERS CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that were directly related to the IPO. Upon the completion of the IPO on April 13, 2021, offering costs were allocated to the Public Warrants issued in the IPO based on its fair value at inception compared to the total IPO proceeds received. Offering costs associated with Public Warrant liabilities were expensed, and offering costs associated with the Class A ordinary shares were allocated between permanent equity and temporary equity.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 750,000 ordinary shares that are subject to forfeiture if the underwriter’s over-allotment option is not exercised by the underwriter (see Note 5). As of March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

GLOBAL SPAC PARTNERS CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an Initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an Initial Business Combination in a timely manner. The Company’s ability to consummate an Initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

Public Units

In connection with the IPO on April 13, 2021, the Company sold 16,000,000 Public Units at a purchase price of $10.00 per Public Unit. Each Public Unit consists of (i) one Public Subunit, which consists of one Public Share and one-quarter of one Public Warrant, and (ii) one-half of one Public Warrant. Each whole exercisable Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. Each whole Public Warrant will become exercisable 30 days after the completion of the Initial Business Combination and will expire five years after the completion of the Initial Business Combination, or earlier upon redemption or liquidation.

Following the closing of the IPO on April 13, 2021, on a basis of $10.10 per unit, $161,600,000 from the net proceeds of the sale of the Public Units in the IPO and the sale of the Private Units was placed in a Trust Account, which has been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company.

The Company granted I-Bankers a 45-day option from the date of the IPO to purchase up to an additional 2,400,000 Public Units to cover over-allotments. On April 14, 2021, I-Bankers partially exercised the over-allotment option to purchase 750,000 Public Units, at a purchase price of $10.00 per Public Unit, generating gross proceeds to the Company of $7,500,000.

Public Warrants

No Public Warrants were outstanding as of March 31, 2021. The Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the Initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company and in the case of any such issuance to the Sponsor or their affiliates, without taking into account any Founder Shares held by the initial holders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of the Initial Business Combination on the date of the completion of the Initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the subunits or Class A ordinary shares, as the case may be, during the 20 trading day period starting on the trading day prior to the day on which the Company completes the Initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described adjacent to “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

GLOBAL SPAC PARTNERS CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The warrants will become exercisable 30 days after the completion of the Initial Business Combination, and will expire five years after the completion of the Company’s Initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

Redemption of Public Warrants When the Class A Ordinary Share Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the last sale price of the Class A ordinary share equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those ordinary shares is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification. The Company will use its best efforts to register or qualify such shares under the blue sky laws of the state of residence in those states in which the warrants were offered by the Company in the IPO.

If the Company calls the warrants for redemption as described above, the management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” the management will consider, among other factors, the Company’s cash position, the number of warrants that are outstanding and the dilutive effect on the shareholders of issuing the maximum number of Class A ordinary shares issuable upon the exercise of the warrants. In such event, each holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” (defined below) over the warrant price of the warrants by (y) the fair market value. The “fair market value” will mean the average closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

Note 4 — Private Placement

Private Units

Simultaneously with the closing of the IPO, the Sponsor and I-Bankers purchased an aggregate of 675,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $6,750,000, in a private placement (the “Private Placement”). Each Private Unit consists of (i) one Private Subunit, which consists of one Private Share and one-quarter of one Private Warrant, and (ii) one-half of one Private Warrant.

On April 14, 2021, simultaneous with the exercise of the over-allotment option, the Sponsor and I-Bankers purchased an aggregate of 22,500 additional Private Units, at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $225,000.

Private Warrants

No Private Warrants were outstanding as of March 31, 2021. Except as described below, the Private Warrants have terms and provisions that are identical to those of the Public Warrants.

The Private Warrants will not be transferable, assignable or salable until 30 days after the completion of the Company’s Initial Business Combination (except pursuant to limited exceptions as described under “Principal Shareholders — Transfers of Founder Shares and Placement Units” in the final prospectus filed by the Company with the SEC on April 12, 2021) and they will not be redeemable by the Company so long as they are held by the Sponsor, I-Bankers, their designees, or their permitted transferees. The Sponsor, I-Bankers, their designees, or their permitted transferees has the option to exercise the Private Warrants on a cashless basis. If the Private Warrants are held by holders other than the Sponsor, I-Bankers, their designees, or their permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.

If holders of the Private Warrants elect to exercise them on a cashless basis, the holders would pay the exercise price by surrendering his, her or its warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “historical fair market value” (defined below) over the exercise price of the warrants by (y) the historical fair market value. The “historical fair market value” will mean the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the holders of warrants.

GLOBAL SPAC PARTNERS CO.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions

Founder Shares

On August 7, 2020, the Company issued 5,750,000 Class B ordinary shares (the “Founder Shares”) to the Sponsor for $25,000, or approximately $0.00435 per share. Up to 750,000 shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriter’s over-allotment option is exercised.

On September 17, 2020, the Sponsor transferred 50,000 Founder Shares each to Mr. Abedin and two former director nominees, at the same price of approximately $0.00435 per share, none of which are subject to forfeiture if the underwriters’ over-allotment is not exercised in full. The Sponsor subsequently repurchased the 100,000 Founder Shares from the two former director nominees and 25,000 Founder Shares from Mr. Abedin at the same price of approximately $0.00435 per share.

On March 5, 2021, the Sponsor transferred 25,000 Founder Shares to each of the other two directors including Mr. Jayesh Chandan and Mr. Amir Kazmi at the same price of approximately $0.00435 per share, none of which are subject to forfeiture if the underwriters’ over-allotment is not exercised in full.

On April 8, 2021, the Sponsor returned to the Company for cancellation, at no cost, an aggregate of 1,150,000 Founder Shares. This resulted in an aggregate of 4,600,000 Founder Shares outstanding, of which up to 600,000 are subject to forfeiture by the Sponsor if the underwriters’ over-allotment is not exercised in full.

On April 14, 2021, I-Bankers partially exercised the over-allotment option to purchase 750,000 Public Units. As a result of the over-allotment option being only partially exercised, 412,500 Founder Shares were forfeited on April 15, 2021.

The initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares for a period ending on the earlier of the six-month anniversary of the date of the consummation of the Initial Business Combination and the date on which the closing price of the Class A ordinary share equals or exceeds $12.50 per share (as adjusted for share sub-divisions, share dividends, reorganizations and recapitalizations) for any 20 trading days within a 30-trading day period following the consummation of the Initial Business Combination or earlier, in any case, if, following a Business Combination, the Company engages in a subsequent transaction (1) resulting in the shareholders having the right to exchange their shares for cash or other securities or (2) involving a consolidation, merger or similar transaction that results in change in the majority of the Board of Directors or management team in which the Company is the surviving entity. Notwithstanding the foregoing, in connection with an Initial Business Combination, the initial holders may transfer, assign or sell their Founder Shares with the Company’s consent to any person or entity that agrees in writing to be bound by the transfer restrictions set forth in the prior sentence.

Due to Related Parties

As of March 31, 2021, the balance of $47,197 consists of $46,639 offering costs paid by the Sponsor on behalf of the Company and $558 of operating costs paid by a related party on behalf of the Company. As of December 31, 2021, the balance of $122 consists of operating costs paid by a related party on behalf of the Company.

Related Party Loans

On August 7, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of June 30, 2021 or the closing of the IPO. The Company had drawn down $300,000 under the promissory note with the Sponsor as of March 31, 2021 and the promissory note was fully paid as of April 13, 2021.

GLOBAL SPAC PARTNERS CO.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Service Fee

The Company has agreed, commencing on the Effective Date of the Company’s registration statement for the IPO, to pay an affiliate of the Company’s CEO a monthly fee of an aggregate of $10,000 for office space, administrative and shared personnel support services. This arrangement will terminate upon completion of a Business Combination or the distribution of the Trust Account to the public shareholders.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Representative Shares (as defined below), Private Units (including securities contained therein) and units (including securities contained therein) that may be issued upon conversion of loans made by the Sponsor or one of its affiliates, and their permitted transferees, will have registration rights to require the Company to register a sale of any of the securities held by them (in the case of the Founder Shares, only after conversion to the Class A ordinary shares) pursuant to a registration rights agreement signed on April 8, 2021. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include such securities in other registration statements filed by the Company and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act.

Underwriting Agreement

The Company granted I-Bankers (the “underwriter”) a 45-day option from the date of the IPO to purchase up to 2,400,000 additional units to cover over-allotments, if any.

On April 13, 2021, the Company paid an underwriting discount in aggregate of $3,200,000. Additionally, the underwriter will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO, or $5,600,000, upon the completion of the Company’s Initial Business Combination subject to the terms of the underwriting agreement.

The Company also issued the underwriter 100,000 Representative Shares at $0.0001 per share upon the consummation of the IPO subject to the terms of the underwriting agreement.

On April 14, 2021, the underwriter partially exercised the over-allotment option to purchase 750,000 Public Units and were paid an underwriting discount of $150,000. Additionally, the underwriter will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds from the partial exercise of the over-allotment option, or $262,500, upon the completion of the Company’s Initial Business Combination subject to the terms of the underwriting agreement.

The underwriter has agreed that the deferred underwriting discount will be reduced pro rata for redemptions from the Trust Account prior to completion of the Initial Business Combination, up to a maximum reduction of 20%. In addition, the underwriter has agreed that the Company may allocate up to 30% of the net deferred underwriting commissions, after any reductions due to redemptions, to a firm or firms who assists the Company in connection with completing the Initial Business Combination.

Representative Shares

The Company issued to the underwriter 100,000 Class B ordinary shares (the “Representative Shares”) at $0.0001 per share upon the consummation of the IPO. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of the Company’s Initial Business Combination. In addition, the holders of the Representative Shares have agreed (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the Company’s Initial Business Combination; (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its Initial Business Combination within the Combination Period; and (iii) to vote in favor of the Initial Business Combination with respect to such shares if the Company submits the Initial Business Combination to the public shareholders for a vote.

GLOBAL SPAC PARTNERS CO.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were no Class A Ordinary Shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 5,750,000 Class B ordinary shares issued and outstanding. Up to an aggregate of 750,000 Founder Shares are subject to forfeiture to the Company for no consideration to the extent that the underwriter’s over-allotment option is not exercised in full or in par.

On April 8, 2021, the Sponsor returned to the Company for cancellation, at no cost, an aggregate of 1,150,000 Founder Shares. This resulted in an aggregate of 4,600,000 Founder Shares outstanding, of which up to 600,000 are subject to forfeiture by the Sponsor if the underwriters’ over-allotment is not exercised in full.

On April 14, 2021, I-Bankers partially exercised the over-allotment option to purchase 750,000 Public Units. As a result of the over-allotment option being only partially exercised, 412,500 Founder Shares were forfeited on April 15, 2021.

Class A ordinary shareholders and Class B ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law; provided, that holders of the Class B ordinary shares will have the right to appoint all of the Company’s directors prior to the Initial Business Combination and holders of the Class A ordinary shares will not be entitled to vote on the appointment of directors during such time.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the Initial Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to June 1, 2021, the date that the unaudited condensed financial statements were issued.

The registration statement for the Company’s IPO was declared effective on April 8, 2021.

On April 13, 2021, the Company consummated its IPO and associated Private Placement (See Note 3 and Note 4).

On April 14, 2021, I-Bankers partially exercised the over-allotment option (See Note 3 and Note 4).

Following the closing of the IPO and I-Bankers’ partial exercise of the over-allotment option, an aggregate of $169,175,000 ($10.10 per Public Unit) from the net proceeds of the sale of Public Units and the Private Units was placed in the Trust Account and the remaining $895,148 from the net proceeds was held outside of the Trust Account and is available for the Company’s working capital purposes. Transaction costs amounted to $9,673,350 consisting of $3,200,000 of underwriting discount, $5,600,000 of deferred underwriting discount, and $873,350 of other offering costs. Based on the estimated fair value of the Public Warrants at the closing of the IPO, approximately 9.7% of the transaction costs was allocated to warrant issuance costs and expensed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to Global SPAC Partners Co., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We were incorporated on August 6, 2020 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses or entities, which we refer to throughout this Quarterly Report as our Initial Business Combination. We have not selected any business combination target with respect to the Initial Business Combination.

As indicated in the accompanying unaudited condensed financial statements, as of March 31, 2021, we had cash of $11,183 and deferred offering costs of $430,913.

On April 13, 2021, we consummated the IPO of 16,000,000 Public Units, at a price of $10.00 per Public Unit, generating gross proceeds of $160,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 675,000 Private Units, at a price of $10.00 per Private Unit, in a Private Placement to the Sponsor and I-Bankers, generating gross proceeds of $6,750,000.

On April 14, 2021, I-Bankers partially exercised the over-allotment option to purchase an additional 750,000 Public Units, at a purchase price of $10.00 per Public Unit, generating gross proceeds to us of $7,500,000. Simultaneously with the exercise of the over-allotment option, we consummated the sale of an additional 22,500 Private Units, at a price of $10.00 per Private Unit, in a private placement to the Sponsor and I-Bankers, generating gross proceeds to us of $225,000.

Of the net proceeds from the IPO, partial exercise of the over-allotment option, and associated private placements, $169,175,000 of cash was placed in the Trust Account and $895,148 of cash was held outside of the Trust Account and is available for our working capital purposes.

We cannot assure you that our plans to complete our Initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. The only activities through March 31, 2021 were organizational activities and those necessary to prepare for the IPO. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We will generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net loss of $13,165.

Liquidity and Capital Resources

As of March 31, 2021, we had cash of $11,183. Until the consummation of the IPO, our only source of liquidity was an initial purchase of ordinary shares by our Sponsor and loans from our Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report, we consummated our IPO, partial exercise of the over-allotment option, and associated private placements. Of the net proceeds from the IPO, partial exercise of the over-allotment option, and associated private placements, $169,175,000 of cash was placed in the Trust Account and $895,148 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable) to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

In order to finance transactions costs in connection with a Business Combination, post the IPO, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay the Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the Business Combination. The units would be identical to the Private Units sold in the Private Placement.

We do not believe we will need to raise additional funds following the IPO in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our Public Subunits upon completion of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the IPO and the sale of the Private Units, and may as a result be required to seek additional financing to complete such proposed Initial Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Initial Business Combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Critical Accounting Policies

The preparation of these unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statement. Actual results could differ from those estimates.

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that were directly related to the IPO. Upon the completion of the IPO on April 13, 2021, offering costs were allocated to the Public Warrants issued in the IPO based on its fair value at inception compared to the total IPO proceeds received. Offering costs associated with Public Warrant liabilities were expensed, and offering costs associated with the Class A ordinary shares were allocated between permanent equity and temporary equity.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

Registration Rights Agreement

Pursuant to a registration rights agreement entered into on April 8, 2021, the holders of the Founder Shares (See Item 1, Note 5), the Representative Shares (See Item 1, Note 6), and the Private Units and its underlying securities(See Item 1, Note 4) are entitled to certain registration rights. The Company will bear the expenses incurred in connection with the filing of any registration statements pursuant to such registration rights.

Underwriting Agreement

Pursuant to the underwriting agreement, the underwriters received a cash underwriting discount of $3,350,000 following the consummation of the IPO and the partial exercise of the over-allotment option. In addition, the underwriters also received 100,000 Representative Shares upon the consummation of the IPO.

Additionally, the underwriter will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO and partial exercise of the over-allotment option, or $5,862,500, upon the completion of the Company’s Initial Business Combination subject to the terms of the underwriting agreement.

The underwriter has agreed that the deferred underwriting discount will be reduced pro rata for redemptions from the Trust Account prior to completion of the Initial Business Combination, up to a maximum reduction of 20%. In addition, the underwriter has agreed that the Company may allocate up to 30% of the net deferred underwriting commissions, after any reductions due to redemptions, to a firm or firms who assists the Company in connection with completing the Initial Business Combination.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On April 13, 2021, we consummated the IPO of 16,000,000 Public Units. On April 14, 2021, in connection with the underwriters’ partial exercise their over-allotment option, we sold an additional 750,000 Public Units. On April 15, 2021, the underwriters waived the remainder of their over-allotment option. The Public Units sold in the IPO and the partial exercise of over-allotment option sold at an offering price of $10.00 per unit generated total gross proceeds of $167,500,000. I-Bankers Securities, Inc. acted as sole book-running manager of the IPO. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333- 249465). The SEC declared the registration statement effective on April 8, 2021.

Simultaneously with the consummation of the IPO, we consummated the Private Placement of an aggregate of 675,000 Private Units at a price of $10.00 per Private Unit, generating proceeds of $6,750,000. Simultaneously with the closing of the underwriters’ partial exercise of the over-allotment option, we consummated the private placement of an additional 22,500 Private Units at a price of $10.00 per unit, generating additional proceeds of $225,000. The issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Units are identical to the units sold in the IPO, except that the Private Units are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

We paid a total of $3,350,000 in underwriting discounts and commissions and $873,350 for other offering costs related to the IPO. In addition, the underwriters agreed to defer $5,862,500 in underwriting discounts and commissions.

Of the net proceeds from the IPO, including the partial exercise of the over-allotment option, and associated private placements, $169,175,000 of cash was placed in the Trust Account and $895,148 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.

There has been no material change in the planned use of the proceeds from the IPO and private placement as is described in the Company’s final prospectus related to the IPO.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated April 8, 2021, by and between the Company and I-Bankers, as representative of the several underwriters. (1)
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Warrant Agreement, dated April 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Investment Management Trust Agreement, dated April 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.2	Registration Rights Agreement, dated April 8, 2021, by and between the Company, the Sponsor and I-Bankers. (1)
10.3	Placement Unit Subscription Agreement, dated April 8, 2021, by and between the Company and the Sponsor. (1)
10.4	Placement Unit Subscription Agreement, dated April 8, 2021, by and between the Company and I-Bankers. (1)
10.5	Letter Agreement, dated April 8, 2021, by and among the Company, its officers, its directors, the Sponsor and I-Bankers. (1)
10.6	Administrative Services Agreement, dated April 8, 2021, by and between the Company and SPAC Partners, LLC. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 14, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL SPAC PARTNERS CO.

Date: June 1, 2021	By:	/s/ Bryant B. Edwards
	Name:	Bryant B. Edwards
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 1, 2021	By:	/s/ Long Long
	Name:	Long Long
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)