Form 10-Q
period 2021-06-30
Global SPAC Partners Co,
filed 2021-08-24
CIK 1821169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 23, 2021, there were 17,447,500 Class A ordinary shares (including Class A ordinary shares included in the subunits) and 4,287,500 Class B ordinary shares, $0.0001 par value, issued and outstanding.

GLOBAL SPAC PARTNERS CO.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL SPAC PARTNERS CO.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020

Assets
Cash	$768,480	$21,432
Prepaid expenses	231,673	-
Marketable securities held in Trust Account	169,178,613	-
Deferred offering costs	-	331,705
Total Assets	$170,178,766	$353,137

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$173,583	$30,252
Due to related parties	-	122
Promissory note - related party	-	300,000
Deferred underwriting discount	5,862,500	-
Total current liabilities	6,036,083	330,374
Warrant liabilities	7,190,425	-
Total Liabilities	13,226,508	330,374

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 16,750,000 and 0 shares at redemption value at June 30, 2021 and December 31, 2020, respectively	169,178,613	-

Shareholders’ (Deficit) Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 697,500 and 0 shares issued and outstanding (excluding 16,750,000 and 0 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively.	70	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 4,287,500 and 5,750,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	429	575
Additional paid-in capital	-	24,425
Accumulated deficit	(12,226,854)	(2,237)
Total shareholders’ (deficit) equity	(12,226,355)	22,763

Total Liabilities and Shareholders’ (Deficit) Equity	$170,178,766	$353,137

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL SPAC PARTNERS CO.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Formation and operating costs	$259,691	$272,857
Loss from operations	(259,691)	(272,857)

Other income (expense)
Bank interest income	13	14
Warrant issuance costs	(980,011)	(980,011)
Change in fair value of warrants	9,772,336	9,772,336
Trust interest income	3,613	3,613
Total other income	8,795,951	8,795,952

Net income	$8,536,260	$8,523,095

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	14,348,901	7,214,088
Basic and diluted net income per share	$0.93	$2.23

Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	4,929,890	4,964,751
Basic and diluted net income per share	$(0.96)	$(1.52)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL SPAC PARTNERS CO.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(DEFICIT)

Class A Ordinary Shares	Class B Ordinary Shares	Additional Paid-in	Accumulated	Total Shareholders’
Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	-	$-	5,750,000	$575	$24,425	$(2,237)	$22,763
Net loss	-	-	-	-	-	(13,165)	(13,165)
Balance as of March 31, 2021	-	$-	5,750,000	$575	$24,425	$(15,402)	$9,598
Sale of 16,750,000 Public Units	16,750,000	1,675	-	-	167,498,325	-	167,500,000
Sale of 697,500 Private Units	697,500	70	-	-	6,974,930	-	6,975,000
Underwriting discount	-	-	-	-	(3,350,000)	-	(3,350,000)
Deferred underwriting discount	-	-	-	-	(5,862,500)	-	(5,862,500)
Forfeiture of founder shares	-	-	(1,562,500)	(156)	156	-	-
Issuance of representative shares	-	-	100,000	10	(10)	-	-
Other offering expenses	-	-	-	-	(873,350)	-	(873,350)
Initial classification of warrant liabilities	-	-	-	-	(16,962,761)	-	(16,962,761)
Reclassification of offering costs related to Warrants	-	-	-	-	980,011	-	980,011
Reclassification of offering costs related to Public Shares	-	-	-	-	9,105,839	-	9,105,839
Net income	-	-	-	-	-	8,536,260	8,536,260
Maximum number of redeemable shares	(16,750,000)	(1,675)	-	-	(151,222,866)	-	(151,222,866)
Subsequent measurement of Class A ordinary shares subject to redemption (interest earned on trust account)	-	-	-	-	-	(3,613)	(3,613)
Subsequent measurement of Class A ordinary shares subject to redemption	-	-	-	-	(6,312,199	)-	(20,744,099)	(27,056,298)
Balance as of June 30, 2021	697,500	70	4,287,500	429	-	(12,226,854)	(12,226,355)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL SPAC PARTNERS CO.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2021
Cash Flows from Operating Activities:
Net income	$8,523,095
Adjustments to reconcile net income to net cash used in operating activities:
Warrant issuance costs	980,011
Change in fair value of warrants	(9,772,336)
Trust interest income	(3,613)
Changes in current assets and current liabilities:
Prepaid expenses	(231,673)
Accrued offering costs and expenses	143,331
Due to related parties	(122)
Net cash used in operating activities	(361,307)

Cash Flows from Investing Activities:
Marketable securities held in Trust Account	(169,175,000)
Net cash used in investing activities	(169,175,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering	167,500,000
Payment of underwriting fees	(3,350,000)
Proceeds from private placements	6,975,000
Repayment of promissory note to related party	(300,000)
Payments of offering costs	(541,645)
Net cash provided by financing activities	170,283,355

Net change in cash	747,048
Cash, beginning of the period	21,432
Cash, end of the period	$768,480

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriting commissions charged to additional paid in capital	$5,862,500
Initial value of Class A ordinary shares subject to possible redemption	$151,224,541
Reclassification of offering costs related to public shares	(9,105,839)
Subsequent measurement of Class A ordinary shares subject to redemption	27,056,298
Subsequent measurement of Class A ordinary shares subject to redemption (interest earned on trust account)	$3,613
Forfeiture of founder shares	$156
Issuance of representative shares	$10
Initial classification of warrant liabilities	$16,962,761

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from August 6, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “IPO”), which is described below, and, since the closing of the IPO, the search for target companies for the Initial Business Combination. The Company will not generate any operating revenue until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

The Company’s sponsor is Global SPAC Sponsors LLC (formerly known as Global SPAC Partners Sponsors LLC), a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s IPO was declared effective on April 8, 2021 (the “Effective Date”). On April 13, 2021, the Company consummated the IPO of 16,000,000 units (the “Public Units”), at $10.00 per Public Unit, generating gross proceeds of $160,000,000, which is discussed in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the sale of 675,000 private units (the “Private Units”) at a price of $10.00 per Private Unit in the private placement (See “Note 5”) to the Sponsor and I-Bankers Securities, Inc. (“I-Bankers”), generating total gross proceeds of $6,750,000.

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

The Sponsor, officers and directors of the Company, and I-Bankers have agreed (i) to waive their redemption rights with respect to their Founder Shares, Private Subunits, Representative Shares (See Note 7) and any Public Subunits they may hold in connection with the completion of the Initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares, Private Subunits and Representative Shares if the Company fails to complete the Initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Subunits they hold if the Company fails to complete the Initial Business Combination within the Combination Period).

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had cash of approximately $0.8 million. Until the consummation of the IPO, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans and advances from the Sponsor.

Subsequent to the consummation of the IPO, partial exercise of the over-allotment option, and associated private placements, $169,175,000 of cash was placed in the Trust Account, and the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the private placement not held in the Trust Account.

GLOBAL SPAC PARTNERS CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. As of June 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

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

Note 2 – Revision of Prior Period Financial Statements

As a result of recent guidance to Special Purpose Acquisition Companies by the SEC regarding redeemable equity instruments, the Company revisited its application of ASC 480-10-S99 on the Company’s financial statements. The Company had previously classified a portion of its Public Subunits (and the underlying Class A ordinary shares) in permanent equity. Subsequent to the re-evaluation, the Company’s management concluded that all of its Public Subunits should be classified as temporary equity. The identified errors impacted the Company’s Form 8-K filing on May 14, 2021 containing the IPO balance sheet as of April 13, 2021. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impacts were not material to any prior 8-K report, but that correcting the cumulative impact of such errors would be significant to the Company’s statement of operations for the three months ended June 30, 2021. Accordingly, the Company has corrected such immaterial errors by adjusting its April 13, 2021 balance sheet and classified all Public Subunits as temporary equity. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable. The following summarizes the effect of the revision on each financial statement line item.

Impact of the Revision

The impact of the revision on the audited balance sheet as of April 13, 2021 is presented below.

	As Previously Reported	Adjustments	As Revised
Audited Balance Sheet at April 13, 2021

Class A ordinary shares subject to redemption	$135,867,432	$25,732,568	$161,600,000
Class A ordinary shares	322	(254)	68
Additional paid-in capital	5,961,518	(5,961,518)	-
Accumulated deficit	$(962,303)	$(19,770,796)	$(20,733,099)

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

GLOBAL SPAC PARTNERS CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Marketable Securities Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were held in money market funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in trust interest income in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

The carrying value and fair value of marketable securities held in Trust Account on June 30, 2021 are as follows:

	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2021
Marketable securities held in Trust Account	$169,178,613	$-	$-	$169,178,613
	$169,178,613	$-	$-	$169,178,613

Class A Ordinary Shares (underlying the Public Subunits) Subject to Possible Redemption

The Company accounts for its Class A ordinary shares (underlying the Public Subunits) subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value of $10.10 per share (plus any interest earned on the Trust Account) as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

GLOBAL SPAC PARTNERS CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs associated with the IPO

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs are allocated to the Public Warrants issued in the IPO based on its fair value at inception compared to the total IPO proceeds received. Offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A ordinary shares are allocated between permanent equity and temporary equity.

Fair Value of Financial Instruments

The Company follows the guidance in ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value on a non-recurring basis. The non-recurring fair value measurements are not applicable as of June 30, 2021.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1 —	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs		Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)		(Level 3)
Assets:
Marketable securities held in Trust Account	$169,178,613	$169,178,613	$		$
	$169,178,613	$169,178,613	$		$

Liabilities:
Warrant liabilities – Public Warrants	$6,896,813	$6,896,813		$-		$-
Warrant liabilities – Private Warrants	293,612	-		-		293,612
	$7,190,425	$6,896,813		$-		$293,612

The fair value of the Company’s prepaid expenses, accrued offering costs and expenses, and due to related party approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The fair value of the Private Warrants is based on a Monte Carlo valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Warrants is classified as Level 3. See Note 6 for additional information on assets and liabilities measured at fair value.

GLOBAL SPAC PARTNERS CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value at inception and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A ordinary shares.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable Class A ordinary share and income (loss) per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable Class A ordinary shares and the non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 74% for the redeemable Class A ordinary shares and 26% for the non-redeemable shares for the three months ended June 30, 2021 and 59% for the redeemable Class A ordinary shares and 41% for the non-redeemable shares for the six months ended June 30, 2021, reflective of the respective participation rights.

The earnings per share presented in the condensed statements of operations is based on the following:

	For the three months ended	For the six months ended
	June 30, 2021	June 30, 2021
Net income	$8,536,260	$8,523,095
Accretion of temporary equity to redemption value	(27,059,911)	(27,059,911)
Net loss including accretion of temporary equity to redemption value	$(18,523,651)	$(18,536,816)

	For the three months ended		For the six months ended
	June 30, 2021		June 30, 2021
	Class A	Non-redeemable	Class A	Non-redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(13,786,862)	$(4,736,789)	$(10,980,211)	$(7,556,605)
Accretion of temporary equity to redemption value	27,059,911	—	27,059,911	—
Allocation of net income (loss)	$13,273,049	$(4,736,789)	$16,079,700	$(7,556,605)

Denominator:
Weighted-average shares outstanding	14,348,901	4,929,890	7,214,088	4,964,751
Basic and diluted net income (loss) per share	$0.93	$(0.96)	$2.23	$(1.52)

In connection with the underwriters’ partial exercise of their over-allotment option on April 14, 2021, 187,500 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the Company’s earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

GLOBAL SPAC PARTNERS CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, cash flows and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 4 — Initial Public Offering

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

GLOBAL SPAC PARTNERS CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 — Private Placements

Private Units

Simultaneously with the closing of the IPO, the Sponsor and I-Bankers purchased an aggregate of 675,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $6,750,000, in a private placement. Each Private Unit consists of (i) one Private Subunit, which consists of one Private Share and one-quarter of one Private Warrant, and (ii) one-half of one Private Warrant.

On April 14, 2021, simultaneous with the exercise of the over-allotment option, the Sponsor and I-Bankers purchased an aggregate of 22,500 additional Private Units, at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $225,000.

Note 6 — Warrant Liabilities

Public Warrants

There were 12,562,500 Public Warrants outstanding as of June 30, 2021, including Public Warrants underlying Public Units and Public Subunits. The Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the Initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company and in the case of any such issuance to the Sponsor or their affiliates, without taking into account any Founder Shares held by the initial holders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of the Initial Business Combination on the date of the completion of the Initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the subunits or Class A ordinary shares, as the case may be, during the 20 trading day period starting on the trading day prior to the day on which the Company completes the Initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described adjacent to “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

GLOBAL SPAC PARTNERS CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Private Warrants

There were 523,125 Private Warrants outstanding as of June 30, 2021, including Private Warrants underlying Private Units. Except as described below, the Private Warrants have terms and provisions that are identical to those of the Public Warrants.

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

The warrant agreement contains an Alternative Issuance provision that if less than 70% of the consideration receivable by the holders of the Class A ordinary shares in the Business Combination is payable in the form of shares in the successor entity that is listed for trading on a national securities exchange or is quoted in an established over-the-counter market, or is to be so listed for trading or quoted immediately following the Business Combination , and if the holders properly exercises the warrants within thirty days following the public disclosure of the consummation of the Business Combination by the Company, the warrant price shall be reduced by an amount equal to the difference of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) (but in no event less than zero) minus (B) the Black-Scholes Warrant Value (as defined below). The “Black-Scholes Warrant Value” means the value of a warrant immediately prior to the consummation of the Business Combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets (assuming zero dividends) (“Bloomberg”). “Per Share Consideration” means (i) if the consideration paid to holders of the Class A ordinary shares consists exclusively of cash, the amount of such cash per Class A ordinary share, and (ii) in all other cases, the volume weighted average price of the Class A ordinary shares as reported during the ten-trading day period ending on the trading day prior to the effective date of the Business Combination. The warrant agreement also contains a Tender Offer provision which provides that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of the Company’s ordinary share, all holders of the warrants (both the Public Warrants and Private Warrants) would be entitled to receive cash for their warrants.

The Company accounted for the 13,085,625 warrants issued in connection with the IPO and Private Placement in accordance with the guidance contained in FASB ASC 815-40. Such guidance provides that, because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments requires that the Company recorded a derivative liability upon the closing of the IPO. The warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. The fair value of the liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

GLOBAL SPAC PARTNERS CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Initial Measurement

The estimated fair value of the Public Warrants and Private Warrants is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values at the end of the reporting period represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the Public Warrants and Private Warrants were as follows at April 13, 2021:

Inputs	Public Warrant	Private Warrant
Exercise price	$11.50	$11.50
Stock price	$9.02	$9.02
Volatility	14% pre-merger / 24.4% post-merger	14% pre-merger / 24.4% post-merger
Expected term of the warrants	5.85 years	5.85 years
Risk-free rate	1.07%	1.07%
Dividend yield	0	0

Subsequent Measurement

The fair value of the Public Warrants at June 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As of June 30, 2021, the aggregate value of Public Warrants was $6,896,813.

The estimated fair value of the Private Warrants on June 30, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values at the end of the reporting period represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the Private Warrants were as follows at June 30, 2021:

Inputs	Private Warrant
Exercise price	$11.50
Stock price	$9.75
Volatility	14% pre-merger / 11.3% post-merger
Expected term of the warrants	5.63 years
Risk-free rate	1.04%
Dividend yield	0

GLOBAL SPAC PARTNERS CO.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the six months ended June 30, 2021:

Warrant Liability
Fair value as of December 31, 2020	$-
Initial fair value of warrant liability upon issuance at IPO and over-allotment	16,962,761
Transfer out of Level 3 to Level 1	(6,896,813)
Change in fair value	(9,772,336)
Fair value as of June 30, 2021	$293,612

Note 7 — Related Party Transactions

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

Due to Related Parties

The balance of $122 as of December 31, 2021 consists of operating costs paid by a related party on behalf of the Company.

Related Party Loans

On August 7, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of June 30, 2021 or the closing of the IPO. The Company had drawn down $300,000 under the promissory note with the Sponsor and the promissory note was fully paid as of June 30, 2021.

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

For the three-months ended March 31, 2021, the Company had not incurred any administrative service fee. For the three-months ended June 30, 2021, the Company had incurred $27,097 administrative service fees, of which $17,097 had been paid as of June 30, 2021.

Note 8 — Commitments and Contingencies

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

GLOBAL SPAC PARTNERS CO.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 697,500 and 0 Class A ordinary shares issued and outstanding, excluding 16,750,000 and 0 Class A ordinary shares subject to possible redemption.

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

As of June 30, 2021 and December 31, 2020, there were 4,287,500 and 5,750,000 Class B ordinary shares issued and outstanding, respectively.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued and concluded that all such events that would require adjustment or disclosure have already been recognized or disclosed.

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

Of the net proceeds from the IPO, partial exercise of the over-allotment option, and associated private placements, $169,175,000 of cash was placed in the Trust Account.

We cannot assure you that our plans to complete our Initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. The only activities through June 30, 2021 were activities related to our formation, the IPO and search for a prospective initial business combination target. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We will generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses for due diligence on prospective targets.

For the three months ended June 30, 2021, we had net income of $8,536,260, which consisted of $3,613 in interest earned on marketable securities held in the Trust Account, $13 in interest earned in our operating bank account, and $9,772,336 in change in fair value of warrants, offset by $259,691 in formation and operating costs, and $980,011 in warrant issuance costs.

For the six months ended June 30, 2021, we had net income of $8,523,095, which consisted of $3,613 in interest earned on marketable securities held in the Trust Account, $14 in interest earned in our operating bank account, and $9,772,336 in change in fair value of warrants, offset by $272,857 in formation and operating costs, and $980,011 in warrant issuance costs.

Liquidity and Capital Resources

As of June 30, 2021, we had cash of approximately $0.8 million. Until the consummation of the IPO, our only source of liquidity was an initial purchase of ordinary shares by our Sponsor and loans from our Sponsor.

Subsequent to the consummation of the IPO, partial exercise of the over-allotment option, and associated private placements, $169,175,000 of cash was placed in the Trust Account, and our liquidity needs have been satisfied through the proceeds from the consummation of the private placement not held in the Trust Account

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable) to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Class A Ordinary Shares (underlying the Public Subunits) Subject to Possible Redemption

The Company accounts for its Class A ordinary shares (underlying the Public Subunits) subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value of $10.10 per share (plus any interest earned on the Trust Account) as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value at inception and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A ordinary shares.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per Class A redeemable public share and income (loss) per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the public Class A redeemable shares and the non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 74% for the Class A redeemable public shares and 26% for the non-redeemable shares for the three months ended June 30, 2021 and 59% for the Class A redeemable public shares and 41% for the non-redeemable shares for the six months ended June 30, 2021, reflective of the respective participation rights.

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment option granted in connection with the IPO and (iii) private placement since the exercise price of the warrants is higher than the market price.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

Registration Rights Agreement

Pursuant to a registration rights agreement entered into on April 8, 2021, the holders of the Founder Shares (See Item 1, Note 7), the Representative Shares (See Item 1, Note 7), and the Private Units and its underlying securities(See Item 1, Note 5) are entitled to certain registration rights. The Company will bear the expenses incurred in connection with the filing of any registration statements pursuant to such registration rights.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the correction of the previously filed balance sheet (See Item 1, Note 2), we are enhancing our processes to appropriately apply applicable accounting requirements to our financial statements. Our plans at this time include additional education of our accounting staff. We believe our efforts will enhance our controls relating to accounting for redeemable equity instruments, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practices based on the SEC Statement may evolve over time.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for smaller reporting companies. However, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in the Company’s final prospectus as filed with the SEC on April 12, 2021 and the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021 as filed with the SEC on June 1, 2021

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For a description of the use of the proceeds generated in our initial public offering, see Part II, Item 2 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021. There has been no material change in the planned use of the proceeds from the IPO and private placements as is described in the Company’s final prospectus related to the IPO.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated April 8, 2021, by and between the Company and I-Bankers, as representative of the several underwriters. (1)
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Warrant Agreement, dated April 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Investment Management Trust Agreement, dated April 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.2	Registration Rights Agreement, dated April 8, 2021, by and between the Company, the Sponsor and I-Bankers. (1)
10.3	Placement Unit Subscription Agreement, dated April 8, 2021, by and between the Company and the Sponsor. (1)
10.4	Placement Unit Subscription Agreement, dated April 8, 2021, by and between the Company and I-Bankers. (1)
10.5	Letter Agreement, dated April 8, 2021, by and among the Company, its officers, its directors, the Sponsor and I-Bankers. (1)
10.6	Administrative Services Agreement, dated April 8, 2021, by and between the Company and SPAC Partners, LLC. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 14, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL SPAC PARTNERS CO.

Date: August 23, 2021	By:	/s/ Bryant B. Edwards
	Name:	Bryant B. Edwards
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 23, 2021	By:	/s/ Long Long
	Name:	Long Long
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)