Form 10-Q
period 2021-09-30
Global SPAC Partners Co,
filed 2021-11-15
CIK 1821169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, there were 17,447,500 Class A ordinary shares (including Class A ordinary shares included in the subunits) and 4,287,500 Class B ordinary shares, $0.0001 par value, issued and outstanding.

GLOBAL SPAC PARTNERS CO.

Quarterly Report on Form 10-Q

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Unaudited Condensed Balance Sheets as of September 30, 2021 and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the period from August 6, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2021 and for the period from August 6, 2020 (inception through September 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from August 6, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURES		25

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL SPAC PARTNERS CO.

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020

Assets
Cash	$458,401	$21,432
Prepaid expenses	149,602	-
Marketable securities held in Trust Account	169,195,732	-
Deferred offering costs	-	331,705
Total Assets	$169,803,735	$353,137

Liabilities and Shareholders’ (Deficit) Equity
Accrued offering costs and expenses	$121,416	$30,252
Due to related parties	586	122
Promissory note - related party	-	300,000
Deferred underwriting discount	5,862,500	-
Total current liabilities	5,984,502	330,374
Warrant liabilities	5,637,497	-
Total Liabilities	11,621,999	330,374

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 16,750,000 and 0 shares at redemption value at September 30, 2021 and December 31, 2020, respectively	169,195,732	-

Shareholders’ (Deficit) Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 697,500 and 0 shares issued and outstanding (excluding 16,750,000 and 0 shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively.	70	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 4,287,500 and 5,750,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	429	575
Additional paid-in capital	-	24,425
Accumulated deficit	(11,014,495)	(2,237)
Total shareholders’ (deficit) equity	(11,013,996)	22,763

Total Liabilities and Shareholders’ (Deficit) Equity	$169,803,735	$353,137

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL SPAC PARTNERS CO.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the Period from August 6, 2020 (Inception) through September 30, 2020
Formation and operating costs	$340,588	$613,445	$2,238
Loss from operations	(340,588)	(613,445)	(2,238)

Other income (expense)
Bank interest income	19	33	-
Warrant issuance costs	-	(980,011)	-
Change in fair value of warrants	1,552,928	11,325,264	-
Trust interest income	17,119	20,732	-
Total other income	1,570,066	10,366,018	-

Net income (loss)	$1,229,478	$9,752,573	$(2,238)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	16,750,000	10,427,656	-
Basic and diluted net income per share	$0.06	$1.47	$-

Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	4,985,000	4,971,575	5,000,000
Basic and diluted net income (loss) per share	$0.06	$(1.13)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL SPAC PARTNERS CO.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(DEFICIT)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	-	$-	5,750,000	$575	$24,425	$(2,237)	$22,763
Sale of 16,750,000 Public Units	16,750,000	1,675	-	-	167,498,325	-	167,500,000
Sale of 697,500 Private Units	697,500	70	-	-	6,974,930	-	6,975,000
Underwriting discount	-	-	-	-	(3,350,000)	-	(3,350,000)
Deferred underwriting discount	-	-	-	-	(5,862,500)	-	(5,862,500)
Forfeiture of founder shares	-	-	(1,562,500)	(156)	156	-	-
Issuance of representative shares	-	-	100,000	10	(10)	-	-
Other offering expenses	-	-	-	-	(873,350)	-	(873,350)
Initial classification of warrant liabilities	-	-	-	-	(16,962,761)	-	(16,962,761)
Reclassification of offering costs related to Warrants	-	-	-	-	980,011	-	980,011
Reclassification of offering costs related to Public Shares	-	-	-	-	9,105,839	-	9,105,839
Net income	-	-	-	-	-	8,536,260	8,536,260
Maximum number of redeemable shares	(16,750,000)	(1,675)	-	-	(151,222,866)	-	(151,222,866)
Subsequent measurement of Class A ordinary shares subject to redemption (interest earned on trust account)	-	-	-	-	-	(16,778)	(3,613)
Subsequent measurement of Class A ordinary shares subject to redemption	-	-	-	-	(6,312,199)	(20,744,099)	(27,056,298)
Balance as of June 30, 2021	697,500	70	4,287,500	429	-	(12,226,854)	(12,226,355)
Net income	-	-	-	-	-	1,229,478	1,229,478
Subsequent measurement of Class A ordinary shares subject to redemption (interest earned on trust account)	-	-	-	-	-	(17,119)	(17,119)
Balance as of September 30, 2021	697,500	$70	4,287,500	$429	$-	$(11,014,495)	$(11,013,996)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of August 6, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Class B ordinary shares issued to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	-	-	(2,238)	(2,238)
Balance as of September 30, 2020	-	$-	5,750,000	$575	$24,425	$(2,238)	$22,762

The accompanying notes are an integral part of these unaudited condensed financial statements

GLOBAL SPAC PARTNERS CO.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For the Period from August 6, 2020 (Inception) through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$9,752,573	$(2,238)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	-	2116
Warrant issuance costs	980,011	-
Change in fair value of warrants	(11,325,264)	-
Trust interest income	(20,732)	-
Changes in current assets and current liabilities:
Prepaid expenses	(149,602)	-
Accrued offering costs and expenses	91,164	-
Due to related parties	464	122
Net cash used in operating activities	(671,386)	-

Cash Flows from Investing Activities:
Marketable securities held in Trust Account	(169,175,000)	-
Net cash used in investing activities	(169,175,000)	-

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering	167,500,000	-
Payment of underwriting fees	(3,350,000)	-
Proceeds from private placements	6,975,000	-
Proceeds from Sponsor loan	-	111,286
Repayment of promissory note to related party	(300,000)	-
Payments of offering costs	(541,645)	(29,854)
Net cash provided by financing activities	170,283,355	81,432

Net change in cash	436,969	81,432
Cash, beginning of the period	21,432	-
Cash, end of the period	$458,401	$81,432

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriting commissions charged to additional paid in capital	$5,862,500	$-
Initial value of Class A ordinary shares subject to possible redemption	$151,224,541	$-
Reclassification of offering costs related to public shares	$(9,105,839)	$-
Subsequent measurement of Class A ordinary shares subject to redemption	$27,056,298	$-
Subsequent measurement of Class A ordinary shares subject to redemption (interest earned on trust account)	$20,732	$-
Forfeiture of founder shares	$156	$-
Issuance of representative shares	$10	$-
Initial classification of warrant liabilities	$16,962,761	$-
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$22,884
Deferred offering costs paid by Sponsor loan	$-	$188,714
Accrued deferred offering costs	$-	$30,252

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from August 6, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “IPO”), which is described below, and, since the closing of the IPO, the search for target companies for the Initial Business Combination. The Company will not generate any operating revenue until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

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

The Sponsor, officers and directors of the Company, and I-Bankers have agreed (i) to waive their redemption rights with respect to their Founder Shares, Private Subunits, Representative Shares (See Note 5, Note 7) and any Public Subunits they may hold in connection with the completion of the Initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares, Private Subunits and Representative Shares if the Company fails to complete the Initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Subunits they hold if the Company fails to complete the Initial Business Combination within the Combination Period).

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had cash of approximately $0.5 million. Until the consummation of the IPO, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans and advances from the Sponsor.

Subsequent to the consummation of the IPO, partial exercise of the over-allotment option, and associated private placements, $169,175,000 of cash was placed in the Trust Account, and the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the private placement not held in the Trust Account.

The Company’s initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. As of September 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

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

Note 2 – Revision of Prior Period Financial Statements

As a result of recent guidance to Special Purpose Acquisition Companies by the SEC regarding redeemable equity instruments, the Company revisited its application of ASC 480-10-S99 on the Company’s financial statements. The Company had previously classified a portion of its Public Subunits (and the underlying Class A ordinary shares) in permanent equity. Subsequent to the re-evaluation, the Company’s management concluded that all of its Public Subunits should be classified as temporary equity. The identified errors impacted the Company’s Form 8-K filing on May 14, 2021 containing the IPO balance sheet as of April 13, 2021. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impacts were not material to any prior 8-K report, but that correcting the cumulative impact of such errors would be significant to the Company’s financial statements for the three months and nine months ended September 30, 2021. Accordingly, the Company has corrected such immaterial errors by adjusting its April 13, 2021 balance sheet and classified all Public Subunits as temporary equity. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable. The following summarizes the effect of the revision on each financial statement line item.

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

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Investment Held in Trust Account

As of September 30, 2021, the Company had $169,195,732 in the Trust Account which may be utilized for Business Combination. Previously, as of June 30, 2021, all assets held in the Trust Account were held in money market funds. However, starting in July 1, 2021 and as of September 30, 2021, the Trust Account consisted of both cash and Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “interest income” line item in the condensed statements of operations. Interest income is recognized when earned.

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

Fair Value of Financial Instruments

The Company follows the guidance in ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value on a non-recurring basis. The non-recurring fair value measurements are not applicable as of September 30, 2021.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities – Public Warrants	$5,403,131	$5,403,131	$-	$-
Warrant liabilities – Private Warrants	234,366	-	-	234,366
	$5,637,497	$5,403,131	$-	$234,366

The fair value of the Company’s U.S. Treasuries held in Trust Account approximate their carrying amount and is a level 1 Measurement. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on September 30, 2021 are as follows:

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2021
U.S. Treasury Securities held in Trust Account	$169,194,622	$-	$(851)	$169,193,771
	$169,194,622	$-	$(851)	$169,193,771

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable Class A ordinary share and income (loss) per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable Class A ordinary shares and the non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 77% for the redeemable Class A ordinary shares and 23% for the non-redeemable shares for the three months ended September 30, 2021 and 68% for the redeemable Class A ordinary shares and 32% for the non-redeemable shares for the nine months ended September 30, 2021, reflective of the respective participation rights.

The earnings per share presented in the condensed statements of operations is based on the following:

	For the three months ended	For the nine months ended
	September 30, 2021	September 30, 2021
Net income	$1,229,478	$9,752,573
Accretion of temporary equity to redemption value	(17,119)	(27,077,030)
Net income (loss) including accretion of temporary equity to redemption value	$1,212,359	$(17,324,457)

	For the three months ended		For the nine months ended		For the period from
	September 30,		September 30,		August 6, 2020 (inception)
	2021		2021		through September 30, 2020
	Class A	Non-redeemable	Class A	Non-redeemable	Class A	Non-redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$934,300	$278,059	$(11,731,3331)	$(5,593,126)	$-	$(2,238)
Accretion of temporary equity to redemption value	17,119	-	27,077,030	-	-	-
Allocation of net income (loss)	$951,419	$278,059	$15,345,699	$(5,593,126)	$-	$(2,238)

Denominator:
Weighted-average shares outstanding	16,750,000	4,985,000	10,427,656	4,971,575	-	5,000,000
Basic and diluted net income (loss) per share	$0.06	$0.06	$1.47	$(1.13)	$-	$(0.00)

In connection with the underwriters’ partial exercise of their over-allotment option on April 14, 2021, 187,500 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

As of September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the Company’s earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU introduced a new credit loss methodology, the Current Expected Credit Losses (“CECL”) methodology, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to maturity debt securities, trade receivables and other receivables measured at amortized cost at the time the financial asset is originated or acquired. After the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. In November 2019, the FASB issued an amendment making this ASU effective for fiscal years beginning after December 15, 2022 for smaller reporting companies. The Company plans to adopt this standard in the first quarter of 2023 and does not expect the adoption will have a significant impact on its financial statements and related disclosures.

Other than as noted above, Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Note 6 — Warrant Liabilities

Public Warrants

There were 12,562,500 Public Warrants outstanding as of September 30, 2021, including Public Warrants underlying Public Units and Public Subunits. The Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the Initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company and in the case of any such issuance to the Sponsor or their affiliates, without taking into account any Founder Shares held by the initial holders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of the Initial Business Combination on the date of the completion of the Initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the subunits or Class A ordinary shares, as the case may be, during the 20 trading day period starting on the trading day prior to the day on which the Company completes the Initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described adjacent to “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

Private Warrants

There were 523,125 Private Warrants outstanding as of September 30, 2021, including Private Warrants underlying Private Units. Except as described below, the Private Warrants have terms and provisions that are identical to those of the Public Warrants.

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

Subsequent Measurement

The fair value of the Public Warrants at September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As of September 30, 2021, the aggregate value of Public Warrants was $5,403,131.

The estimated fair value of the Private Warrants on September 30, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values at the end of the reporting period represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the Private Warrants were as follows at September 30, 2021:

Inputs	Private Warrant
Exercise price	$11.50
Stock price	$9.87
Volatility	14% pre-merger / 9.4% post-merger
Expected term of the warrants	5.39 years
Risk-free rate	0.75%
Dividend yield	0

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the nine months ended September 30, 2021:

Warrant Liability
Fair value as of December 31, 2020	$-
Initial fair value of warrant liability upon issuance at IPO and over-allotment	16,962,761
Transfer out of Level 3 to Level 1	(6,896,813)
Change in fair value	(9,831,582)
Fair value as of September 30, 2021	$234,366

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

Due to Related Parties

The balance of $586 and $122, respectively, as of September 30, 2021 and December 31, 2020, consist of operating costs paid by a related party on behalf of the Company.

Related Party Loans

On August 7, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of June 30, 2021 or the closing of the IPO. The Company had drawn down $300,000 under the promissory note with the Sponsor and the promissory note was fully paid as of September 30, 2021.

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

For the three months ended March 31, 2021, the Company had not incurred any administrative service fee. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $57,667, respectively, administrative service fees.

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

Note 9 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 697,500 and 0 Class A ordinary shares issued and outstanding, excluding 16,750,000 and 0 Class A ordinary shares subject to possible redemption.

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

As of September 30, 2021 and December 31, 2020, there were 4,287,500 and 5,750,000 Class B ordinary shares issued and outstanding, respectively.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. The only activities through September 30, 2021 were activities related to our formation, the IPO and search for a prospective initial business combination target. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We will generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses for due diligence on prospective targets.

For the three months ended September 30, 2021, we had net income of $1,229,478, which consisted of $17,119 in interest earned on marketable securities held in the Trust Account, $19 in interest earned in our operating bank account, and $1,552,928 in change in fair value of warrants, offset by $340,588 in operating costs.

For the nine months ended September 30, 2021, we had net income of $9,752,573, which consisted of $20,732 in interest earned on marketable securities held in the Trust Account, $33 in interest earned in our operating bank account, and $11,325,264 in change in fair value of warrants, offset by $613,445 in formation and operating costs, and $980,011 in warrant issuance costs.

For the period from August 6, 2020 (inception) through September 30, 2020, we had net loss of $2,238, which consisted of $2,238 in formation and operating costs.

Liquidity and Capital Resources

As of September 30, 2021, we had cash of approximately $0.5 million. Until the consummation of the IPO, our only source of liquidity was an initial purchase of ordinary shares by our Sponsor and loans from our Sponsor.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per Class A redeemable public share and income (loss) per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the public Class A redeemable shares and the non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 77% for the Class A redeemable public shares and 23% for the non-redeemable shares for the three months ended September 30, 2021 and 68% for the Class A redeemable public shares and 32% for the non-redeemable shares for the nine months ended September 30, 2021, reflective of the respective participation rights.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended September 30, 2021, we have enhanced our internal controls over financial reporting relating to redeemable equity instruments by continuing to recognize all Public Shares as temporary equity. We believe our efforts are effective in identifying and appropriately applying applicable accounting requirements but we believe we will need additional time to monitor and assess our efforts to evaluate their ultimate effectiveness. There have been no changes in our internal controls over financial reporting, except as previously noted, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for smaller reporting companies. However, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in the Company’s final prospectus as filed with the SEC on April 12, 2021.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 14, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL SPAC PARTNERS CO.

Date: November 15, 2021	By:	/s/ Bryant B. Edwards
	Name:	Bryant B. Edwards
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Long Long
	Name:	Long Long
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)