Form 10-K
period 2021-12-31
Global SPAC Partners Co,
filed 2022-03-31
CIK 1821169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-40320

Global SPAC Partners Co.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2093 Philadelphia Pike #1968 Claymont, DE	19703
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 560-4753

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one subunit and one-half of one redeemable warrant	GLSPU	The Nasdaq Stock Market LLC

Subunits included as part of the units, each consisting of one Class A ordinary share, $.0001 par value, and one-quarter of one redeemable warrant	GLSPT	The Nasdaq Stock Market LLC

Redeemable warrants	GLSPW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the outstanding shares of the registrant’s Class A ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the subunits on June 30, 2021, as reported on the Nasdaq Capital Market was $168,303,075.

As of March 29, 2022, there were 17,447,500 shares of Class A ordinary shares, par value $0.0001 per share and 4,287,500 shares of Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination (as defined below), such as the Gorilla Business Combination (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“Board of Directors,” “board” or “directors” are to the board of directors of the Company;

●	“Business Combination Agreement” are to that certain Business Combination Agreement, dated as of December 21, 2021, by and among the Company, Gorilla, and Merger Sub;

●	“Class A ordinary shares” are to the Class A ordinary shares of the Company, par value $0.0001 per share;

●	“Class B ordinary shares” are to the Class B ordinary shares of the Company, par value $0.0001 per share;

●	“Closing” are to the closing of the Gorilla Business Combination;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“completion window” are to the period following the completion of our initial public offering at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public subunits at a per subunit price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest, divided by the number of then outstanding public subunits, subject to applicable law and certain conditions and as further described herein. The completion window ends on April 13, 2022, 12 months from the closing of our initial public offering (or such later date as may be approved by our shareholders in an amendment to our memorandum and articles of association);

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants;

●	“Conversion Ratio” are to the ratio at which Gorilla ordinary shares are recapitalized;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and, unless the context otherwise requires, our Class A ordinary shares issued upon the conversion thereof as provided herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Gorilla” are to Gorilla Technology Group Inc., a Cayman Islands exempted company;

●	“Gorilla Business Combination” and “Transactions” are to the business combination between the Company and Gorilla;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“IPO” or “initial public offering” are to the initial public offering that was consummated by the Company on April 13, 2021;

●	“initial holders” are to the holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“I-Bankers” are to I-Bankers Securities, Inc., the representative of the underwriters for our initial public offering;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“letter agreement” are to the letter agreement dated April 8, 2021 by and among the Company, its officers and directors, Global SPAC Sponsors LLC and I-Bankers, filed with the Company’s Form 8-K, filed with the SEC on April 14, 2021;

●	“management” or our “management team” are to our officers and directors;

●	“memorandum and articles of association” are to our amended and restated memorandum and articles of association;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“PIPE Investment” are to the purchases of PIPE Subunits pursuant to the PIPE Subscription Agreements with the PIPE Investors, such purchases to be consummated immediately prior to the consummation of the Gorilla Business Combination;

●	“PIPE Investors” are to the certain accredited investors who executed PIPE Subscription Agreements pursuant to which they agreed to purchase the PIPE Subunits;

●	“PIPE Subunits” are to 5,000,000 subunits of Global, each subunit consisting of one Global Class A ordinary share and one-quarter of one redeemable Global warrant, subscribed for and to be purchased by the PIPE Investors pursuant to the PIPE Subscription Agreements; provided, however, that if a PIPE Investor acquires ownership of subunits of Global in the open market or in privately negotiated transactions with third parties (along with any related rights to redeem or convert such subunits in connection with any redemption conducted by Global in accordance with Global’s organizational documents and the prospectus for Global’s initial public offering in conjunction with the Closing or in conjunction with an amendment to Global’s organizational documents to extend Global’s deadline to consummate Gorilla Business Combination) at least prior to Global’s meeting of shareholders to approve the Transactions and the PIPE Investor does not redeem or convert such PIPE Subunits in connection with any redemption (such subunits, “non-redeemed subunits”), the number of subunits for which the PIPE Investor is obligated to purchase under the Subscription Agreement shall be reduced by the number of non-redeemed subunits;

●	“PIPE Subscription Agreements” are to the subscription agreements entered into by the PIPE Investors, dated February 10, 2022, pursuant to which the PIPE Investors have committed to subscribe for and purchase the PIPE Subunits at a purchase price of $10.10 per subunit;

●	“placement shares” are to the 697,500 Class A ordinary shares underlying the placement subunits;

●	“placement subunits” are to the 697,500 subunits underlying the placement units purchased by our sponsor and I-Bankers (and/or their designees) in the private placement, each placement subunit consisting of one Class A ordinary share and one-fourth of one placement warrant, with each whole warrant exercisable to purchase one Class A ordinary share;

●	“placement units” are to the 697,500 units purchased by our sponsor and I-Bankers (and/or their designees) in the private placement, each placement unit consisting of one placement subunit and one-half of one placement warrant, with each whole warrant exercisable to purchase one Class A ordinary share;

●	“placement warrants” are to the 523,125 warrants underlying the placement units (including the warrants directly underlying the placement units and the warrants underlying the placement subunits) purchased by our sponsor and I-Bankers (and/or their designees) in the private placement, with each whole warrant exercisable to purchase one Class A ordinary share;

●	“private placement” are to the private placement of 697,500 units purchased by our sponsor and I-Bankers (and/or their designees) in the private placement, which occurred simultaneously with the completion of our initial public offering, at a purchase price of $10.00 per unit for a total purchase price of $6,975,000;

●	“Proxy Statement” are to the Preliminary Proxy Statement on Schedule 14A, initially filed by the Company on January 10, 2022 and as amended;

●	“public shares” are to the 16,750,000 Class A ordinary shares issued as part of the subunits in our initial public offering (whether they were subscribed for in our initial public offering or thereafter purchased in the open market);

●	“public shareholders” are to the holders of our public subunits;

●	“public subunits” are to the 16,750,000 subunits (each subunit consisting of one Class A ordinary share and one-quarter of a warrant, with each whole warrant exercisable to purchase one Class A ordinary share) sold as part of the units in our initial public offering (whether they are subscribed for in our initial public offering or purchased in the open market);

●	“public units” are to the 16,750,000 units sold in our initial public offering (whether they are subscribed for in our initial public offering or thereafter purchased in the open market); each public unit consisting of one public subunit and one-half of one public warrant, with each whole warrant exercisable to purchase one Class A ordinary share;

●	“public warrants” are to the 12,562,500 redeemable warrants sold as part of the units in our initial public offering (whether they are subscribed for in our initial public offering or in the open market), including both the redeemable warrants directly underlying the unit as well as the redeemable warrants underlying the subunits, with each whole warrant exercisable to purchase one Class A ordinary share;

●	“Recapitalization” are to the recapitalization of Gorilla’s outstanding equity securities so that the only class of outstanding equity of Gorilla will be the Gorilla ordinary shares (and certain options to be rolled-over in connection with the Transactions);

●	“Registration Statement” are to the Registration Statement on Form S-1 filed with the SEC on October 13, 2020, as amended, and declared effective on April 8, 2021 (File No. 333-249465);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“representative shares” are to the 100,000 Class B ordinary shares issued to I-Bankers upon the closing of our initial public offering;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Global SPAC Sponsors LLC (formerly known as Global SPAC Partners Sponsors LLC), a Delaware limited liability company. Members of Global SPAC Sponsors LLC includes SPAC Partners-Global LLC, whose members include certain officers and directors of the company. The sole manager of Global SPAC Sponsors LLC is our Chief Executive Officer, Bryant B. Edwards;

●	“trust account” are to the trust account in which an amount of $169,175,000 ($10.10 per unit) from the net proceeds of the sale of the units in the initial public offering and the placement units was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of (i) one public subunit, which consists of one public share and one-quarter of one public warrant, and (ii) one-half of one public warrant;

●	“warrants” are to the 13,085,625 warrants, which include the public warrants which are redeemable, as well as the placement warrants which are non-redeemable so long as they are held by the initial purchasers of the placement units or their permitted transferees, with each whole warrant exercisable to purchase one Class A ordinary share; and

●	“we,” “us,” “Company,” “Global” or “our Company” are to Global SPAC Partners Co., a Cayman Islands exempted company.

v

PART I

Item 1. Business.

General

We are a blank check company incorporated on August 6, 2020, as a Cayman Islands exempted company for the purpose of effecting an initial business combination. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination.

Initial Public Offering

On April 13, 2021, we consummated our initial public offering of 16,000,000 units. Each unit consists of (i) one public subunit, which consists of one public share and one-quarter of one public warrant, and (ii) one-half of one public warrant. Each whole exercisable public warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $160,000,000. The Company paid the underwriters an underwriting discount of $3,200,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 675,000 placement units to our sponsor and I-Bankers at a purchase price of $10.00 per private placement unit, generating gross proceeds of $6,750,000.

Transaction costs amounted to $9,673,350 consisting of $3,200,000 of underwriting discount, $5,600,000 of deferred underwriting discount, and $873,350 of other offering costs.

The Company granted I-Bankers a 45-day option to purchase up to an additional 2,400,000 public units to cover over-allotments. On April 14, 2021, I-Bankers partially exercised the over-allotment option to purchase 750,000 public units, at a purchase price of $10.00 per public unit, generating gross proceeds to the Company of $7,500,000. On April 14, 2021, simultaneously with the exercise of the over-allotment option, the sponsor and I-Bankers purchased an aggregate of 22,500 additional placement units, at a purchase price of $10.00 per placement unit, generating gross proceeds to the Company of $225,000. Transaction costs amounted to $412,500, consisting of $150,000 of underwriting discount and $262,500 of deferred underwriting discount.

Following the closing of our initial public offering on April 13, 2021 and I-Bankers’ partial exercise of the over-allotment option on April 14, 2021, an aggregate of $169,175,000 ($10.10 per public unit) from the net proceeds of the sale of the public units and the placement units was placed in the trust account maintained by Continental, acting as trustee.

Our management team is led by Bryant B. Edwards, our Chief Executive Officer, and Long Long, our Chief Financial Officer. We must complete our initial business combination by April 12, 2022, 12 months from the closing of our initial public offering. If our initial business combination is not consummated by April 12, 2022, then our existence will terminate, and we will distribute all amounts in the trust account.

Gorilla Business Combination and PIPE Investment

On December 21, 2021, we entered into a Business Combination Agreement with Gorilla and Merger Sub. Gorilla is a leading market provider of video intelligence, Internet of Things security, edge AI data analytics and operational technology security solutions and services in Asia Pacific with operations and established distribution and sales channels in the United States, Europe, the Middle East and Latin America.

Pursuant to the Business Combination Agreement, at the Closing, and following the Recapitalization, (i) Merger Sub will merge with and into Global, with Global continuing as the surviving entity and a wholly owned subsidiary of Gorilla; (ii) the ordinary shares of Global (including Class A ordinary shares and Class B ordinary shares) will be converted into Gorilla ordinary shares on a one-for-one basis; (iii) warrants to purchase the ordinary shares of Global will be converted into warrants to purchase the same number of Gorilla ordinary shares at the same exercise price and for the same exercise period; and (iv) Global will have a restated certificate of incorporation.

Pursuant to the Business Combination Agreement, immediately prior to the Merger Effective Time (as defined in the Business Combination Agreement), and contingent upon the Closing, Gorilla will effect the Recapitalization pursuant to which (a) the preference shares of Gorilla will be converted into Gorilla ordinary shares in accordance with Gorilla’s organizational documents; (b) Gorilla will effect a recapitalization of Gorilla ordinary shares so that the holders of Gorilla’s ordinary shares (and options to acquire Gorilla ordinary shares that are not converted to Gorilla ordinary shares in the Recapitalization) will have shares (or the right to acquire shares, as applicable) valued at $10.00 per share having a total value of $650,000,000, on a fully diluted basis (the ratio at which Gorilla ordinary shares are recapitalized being referred to as the Conversion Ratio); and (c) with respect to outstanding options to purchase Gorilla ordinary shares, the number of Gorilla ordinary shares issuable upon exercise of such security shall, as a result of the Recapitalization, become and be converted into such number of Gorilla ordinary shares equal to the quotient obtained by dividing (A) $650,000,000, by (B) $10.00, and subsequently dividing such quotient by (C) the sum of (i) the number of Gorilla ordinary shares then outstanding and (ii) without duplication, the number of Gorilla ordinary shares issuable upon the exercise of all outstanding options to purchase Gorilla ordinary shares, and taking such quotient to five decimal places.

Additionally, to raise additional proceeds in connection with the Transactions, Global, Gorilla and certain PIPE Investors entered into a series of PIPE Subscription Agreements, providing for the purchase by the PIPE Investors at the effective time of the Gorilla Business Combination an aggregate of 5,000,000 PIPE Subunits at a price of $10.10 per subunit, for gross proceeds to Global of $50.5 million; provided, however, that if a PIPE Investor acquires ownership of subunits of Gorilla in the open market or in privately negotiated transactions with third parties (along with any related rights to redeem or convert such subunits in connection with any redemption conducted by Global in accordance with Global’s organizational documents and the prospectus for Global’s initial public offering in conjunction with the Closing or in conjunction with an amendment to Global’s organizational documents to extend Global’s deadline to consummate its initial business combination) at least prior to Global’s meeting of shareholders to approve the Transactions and the PIPE Investor does not redeem or convert such PIPE Subunits in connection with any redemption, the number of subunits for which the PIPE Investor is obligated to purchase under the PIPE Subscription Agreement shall be reduced by the number of non-redeemed subunits.

Consummation of the transactions contemplated by the Business Combination Agreement is subject to customary conditions of the respective parties, including the approval of the Gorilla Business Combination by our shareholders in accordance with our memorandum and articles of association and the completion of a redemption offer whereby we will be providing our public shareholders with the opportunity to redeem their public subunits.

The Business Combination Agreement and related agreements are further described in the Form 8-K filed by the Company with the SEC on December 28, 2021. The PIPE Investment and related agreements are further described in the Form 8-K filed by the Company on February 11, 2022. For additional information regarding Gorilla, the Business Combination Agreement, the Gorilla Business Combination and the PIPE Investment, see the Proxy Statement.

Other than as specifically discussed, this Report does not assume the closing of either the Gorilla Business Combination or the PIPE Investment. In the event we are unable to consummate the Gorilla Business Combination, we will continue to pursue an acquisition opportunity in any business, industry, sector or geographical location, with a focus on industries that complement our management team’s background.

Recent Developments

On March 18, 2022, we filed a preliminary proxy statement on Form PRE 14A (“Extension Proxy”) for an extraordinary general meeting of shareholders to be held for the approval of the extension of the date by which we must consummate an initial business combination from April 13, 2022 (which is 12 months from the closing of our initial public offering) to July 13, 2022 (or such earlier date as determined by the Board).

Business Strategy

Our initial strategy is to identify a business combination target within the Middle East, North Africa (“MENA”) or South & Southeast Asia regions. Although we are not limited to any specific industry, we intend to focus on business combination targets within industries with relatively secure and predictable cash flows and growth, such as Gorilla. Our strategic partner, Innvotec Limited (“Innvotec”), whose Managing Director, Amir Kazmi, is one of our directors, possess extensive global investment experience and networks which we intend to leverage to assist us in identification of business combination targets. Although we intend to pursue a company with operations, ownership or headquarters within the targeted regions, we are not limited to doing so.

Our sponsor group includes our management team, which has extensive prior experience sponsoring SPACs, and our strategic partner, Innvotec, described below. Although Innvotec is not participating in the funding of our sponsor’s private placement, Innvotec, or its affiliates, is a member of our sponsor and has assisted us in our search for an initial business combination target. We believe that Innvotec’s relationships within our target regions and experience in investing in companies similar in profile to those we are searching for, will assist us greatly and help identify attractive potential business combination targets. Our officers and directors and Innvotec, collectively have extensive experience in international investment management, cross-border mergers & acquisitions, corporate finance, legal and regulatory matters within our target regions. See “Item 10. Directors, Executive Officers and Corporate Governance” for additional information about our team of executive officers and directors.

Innvotec is one of the UK’s longest established independent firms focused on venture capital and private equity investments. Innvotec specializes in venture and P/E investing in more established companies across a broad range of industries and geographic regions. Innvotec is regulated by the UK Financial Conduct Authority, and directly manages two fund families: Technology SEIS/EIS Fund and Female Ventures Fund, as well as eight closed-end funds and conducts some of its corporate finance activities via the Envestors Platform. Since 2017, Innvotec has successfully exited nine portfolio positions.  The firm transacts with a wide range of counterparties, including venture or private equity funds, institutional investors, family offices, private families and founders. The firm focuses on achieving long term capital appreciation in a diversified portfolio of attractive investments which generally provide stable, long term cash flows. Selected industries in which its funds have invested include: Cleantech, Consumer Technology, Education, Engineering, Fintech, Healthcare, Internet, Apps & Media, Biotech, and general Software and Technology.

If we do not consummate the Gorilla Business Combination or any other initial business combination by the deadline set forth in our memorandum and articles of association, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from $291,139 in cash held outside the trust account (as of December 31, 2021), although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

We consider companies in a wide range of industries, but generally seek to acquire a high-quality business that generates predictable cash flows and growth. We prefer targets that have low sensitivity to macroeconomic factors, with minimal commodity exposure and/or cyclical risk.

Competitive Strengths

We believe that our team is well-positioned to identify companies in the market that will produce attractive risk-adjusted returns. We also believe that our contacts and transaction sources, ranging from industry executives, private owners, private equity funds, the legal community and investment bankers, will enable us to pursue a broad range of opportunities. We are able to capitalize on our management team’s extensive network of contacts to source attractive acquisition opportunities within the regions. We believe there are many potential target companies that have operations or ownership interests that cross over between developed markets and developing markets within the regions we seek to target, and we believe our team’s experiences are well suited to source and consummate a transaction with such a company. We believe that the following benefits of our management team and structure of our company will assist us in consummating an initial business combination:

●	Well-Known Sponsor Team within Our Target Regions. Innvotec and Chief Executive Officer, Bryant Edwards possess intimate knowledge and connections within the MENA through South & Southeast Asian markets that we believe will allow us to identify and access a wide range of high-quality acquisition targets.

Innvotec specializes in investing in private companies across a broad range of industries and geographic regions. The firm transacts with a wide range or counterparties, including venture or private equity funds, institutional investors, family offices, private families and founders. We believe the firms’ main focus of identifying attractive private companies, often with existing owners seeking some liquidity, is well suited to assist us in identifying among such companies that are also interested in becoming publicly-listed via a transaction with us.

Our Chief Executive Officer, Bryant Edwards, has had extensive experience in a broad array of corporate finance and strategic transactions as legal counsel in transactions across this region. Mr. Edwards, played an important role as a leading lawyer in the development of capital markets across Europe, Middle East and Asia, especially the high yield markets that served as a source of financing for many private equity investments in these markets. Among other things, Mr. Edwards helped establish the Gulf Bond & Sukuk Association, a non-profit organization focused on developing the capital debt markets in the Gulf Region, and served as Vice-Chair of the Credit Markets Committee of the Asia Securities & Financial Markets Committee, an independent trade association focused on promoting the development of capital markets in Asia.

●	Extensive Network and Experience of Transactions within MENA through South & Southeast Asian Regions. Our management team has significant private equity investing experience in cross-border businesses, with specific emphasis in MENA and South Asia. Our management team and board members collectively possess a deep understanding of the cultural, business and economic distinctions across regions to assist us in identifying acquisition targets and successfully completing a transaction.

Furthermore, Mr. Edwards and our Chief Operating Officer, Stephen N. Cannon bring considerable business and financial experience. Mr. Edwards has over 40 years of corporate, securities and financial markets legal experience, and Mr. Cannon has over 25 years of investment banking and capital markets experience. We believe that their experience will help us both access high quality targets, and successfully consummate a proposed business combination.

●	Prior SPAC Experience. Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer all possess a strong understanding of the SPAC structure and market. Our Chief Executive Officer, Mr. Edwards, was Chief Operating Officer of Twelve Seas (Nasdaq: BROG), a Nasdaq listed SPAC that raised $207 million in June 2018, and successfully completed its business combination in December 2019 with Brooge Energy Limited, an oil services operator in Fujairah, UAE that had a market capitalization of over $800 million. Mr. Edwards also serves as a Director of Archimedes Tech SPAC Partners Co., which is currently seeking an initial business combination. Our Chief Operating Officer, Stephen N. Cannon, has served as a member of management for seven other SPACs; six of which have completed initial public offerings, four of which have consummated a business combination, including Twelve Seas, where he served as Chief Financial Officer, and two of which are seeking an initial business combination, including Ackrell SPAC Partners I Co., where he serves as Chief Operating Officer and President, and Archimedes Tech SPAC Partners Co., where he serves as Chief Executive Officer & President. Our Chief Financial Officer, Long Long, also serves as Chief Financial Officer of Ackrell SPAC Partners I Co. and Chief Financial Officer of Archimedes Tech SPAC Partners Co., and was Vice President of the sponsor of Twelve Seas.

●	Reduced Competition from Other Sources of Capital. Despite progress in the capital markets in certain countries within the Pan-Eurasia region, many financial sectors, such as public markets and private equity, are still in preliminary stages of development in other countries. For many companies in these countries, being publicly listed locally is less attractive and access to capital markets generally remains relatively restrictive and offers less liquidity as compared to companies with access to the capital markets in the United States. We believe options for private equity investors to realize gains on their investments in private companies remains relatively limited in many countries in the regions. As a result, we expect to operate in a less competitive environment than other blank check companies with stated objectives to seek targets solely within the U.S.

●	Increasing Availability of Potential Targets. Recent volatility in some financial markets has affected initial public offering plans for many companies, including some within the regions we intend to focus on initially. We believe any reduction in global liquidity due to this continued volatility will likely make debt refinancing more difficult and increase the costs of both debt and equity capital raising. This would make our capital more attractive as well as reduce potential competition for targets. Thus, we believe this trend may lead to a significant increase in the number of potential candidates for a business combination.

●	Alternative Path to Becoming Public. We believe our structure makes us an attractive business combination partner to prospective target businesses that desire to become a publicly listed company, like Gorilla. A merger with us will offer a target business an alternative process to a public listing rather than the traditional initial public offering process. We believe that target businesses may favor this alternative, even though it is more expensive, given it offers greater certainty of execution than the traditional initial public offering. Furthermore, once a proposed business combination such as the Gorilla Business Combination is approved by our shareholders and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to international capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management. With public company corporate governance standards, a target business may become attractive to the public investors.

●	Strong and Stable Financial Position with Flexibility. With approximately $169.2 million held in trust as of December 31, 2021, and a public market for our securities, we can offer a target business a variety of options to facilitate a business combination and fund future expansion and growth of its business. Because we can consummate a business combination using cash, our share capital, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties.

Our Acquisition Criteria

In the event the Gorilla Business Combination is not consummated, consistent with our investment principles and business strategy, we will continue to identify high-quality companies that have a number of the characteristics enumerated below. While we have used these criteria and guidelines in evaluating acquisition opportunities, such as the Gorilla Business Combination, we may decide to complete our initial business combination with a target business that only meets some but not all of these criteria. We seek to acquire companies that have the following characteristics:

●	Growing, predictable, and free-cash-flow generating. We generally seek companies with a proven track record that are expected to generate strong, sustainable growth in cash flows over the long term;

●	High barriers to entry. We seek companies that have long-term sustainable competitive advantages, significant barriers to entry around their business, and low risks of disruption due to competition, innovation or new entrants;

●	Less exposure to extrinsic factors. We seek companies that are not materially affected by commodity prices, interest rate or currency volatility and/or cyclical risk;

●	Strong balance sheet. We seek companies that are conservatively financed relative to their free-cash-flow generation, after taking into consideration the initial business combination;

●	Strong market growth. We seek target businesses operating in industries that benefit from economic growth and macro trends within the regions we target, such as increasing investment, GDP and/or trade;

●	Positive demographic trends. We seek target businesses with exposure in markets with strong demographic trends such as population growth, standard of living, and/or disposable income; and

●	Superior management and governance. We seek companies that have trustworthy, talented, experienced, and highly competent management teams. These companies may be led by entrepreneurs who are looking for a partner with our expertise to execute on the next stage of their growth.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines, as well as other considerations, factors and criteria that our management may deem relevant.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations following our initial public offering until our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement, our equity, debt or a combination of these as the consideration to be paid in our initial business combination.

If we pay for our initial business combination using shares or debt securities, or we do not use all of the funds released from the trust account for payment of the purchase price in connection with our business combination or for redemptions or purchases of our public subunits, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our Board of Directors will make the determination as to the fair market value of our initial business combination. If our Board of Directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our Board of Directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholders’ approval, as applicable. Based on the valuation analysis of our management and Board of Directors, we have determined that Gorilla’s fair market value was at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on interest earned on the trust account) at the time of the entry of the Business Combination Agreement and that the 80% test was therefore satisfied.

We may seek to raise additional funds through a private offering of debt or equity securities to finance our initial business combination, and we may effectuate an initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or Nasdaq, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination.

Other Acquisition Considerations

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. While Gorilla is not affiliated with our sponsor, officers, or directors, in the event we do not consummate the Gorilla Business Combination and we seek to complete our initial business combination with a company that is affiliated with our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, or our Board of Directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the business judgment of our Board of Directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Members of our management team may directly or indirectly own our ordinary shares and/or placement units following our initial public offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Specifically, our Chief Executive Officer, Bryant B. Edwards, currently serves as a director of Archimedes Tech SPAC Partners Co., a SPAC which is seeking an initial business combination. Our Chief Operating Officer, Stephen N. Cannon, currently serves as Chief Operating Officer and President of Ackrell SPAC Partners I Co. and Chief Executive Officer and President of Archimedes Tech SPAC Partners Co., SPACs which are seeking an initial business combination. Our Chief Financial Officer, Long Long, also serves as Chief Financial Officer of Ackrell SPAC Partners I Co. and Chief Financial Officer of Archimedes Tech SPAC Partners Co. Accordingly, subject to his fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he has then current fiduciary or contractual obligations, he will need to honor his fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

In addition, our sponsor, affiliates, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination, such as the Gorilla Business Combination. As a result, our sponsor, officers or directors could have conflicts of interest. Although we have no formal policy in place for vetting potential conflicts of interest, our Board of Directors will review any potential conflicts of interest on a case-by-case basis.

Corporate Information

Our units, subunits, ordinary shares and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public auditors.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Report. As long as we maintain our status as an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Status as a Public Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following April 13, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equaled or exceeded $250 million as of the end of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equaled or exceeded $700 million as of the prior June 30th.

Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

In connection with the Gorilla Business Combination, the Company will offer redemption rights to its current public shareholders, the details of which are set forth in our Proxy Statement.

In the event an initial business combination, such as the Gorilla Business Combination, is not consummated, we will provide our public shareholders with the opportunity to redeem all or a portion of their public subunits upon the completion of our initial business combination at a per-subunit price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public subunits, subject to the limitations described herein. The amount in the trust account was approximately $10.10 per public share as of March 31, 2022. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, affiliates, officers, directors and I-Bankers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, placement shares, representative shares and any public subunits they may hold in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A public subunits upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination, such as the Gorilla Business Combination, or (ii) by means of a tender offer if the Gorilla Business Combination is not consummated. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our memorandum and articles of association would require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirement or we choose to seek shareholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on the Nasdaq, we will be required to comply with Nasdaq rules.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market if we elect to redeem our public subunits through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either prior to or upon consummation of our initial business combination, after payment of the deferred underwriting commission (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, pursuant to the terms of a letter agreement entered into with us, our sponsor, affiliates, officers, directors and I-Bankers have agreed (and their permitted transferees will agree) to vote any founder shares, placement shares and representative shares held by them and any public subunits purchased during or after our initial public offering in favor of our initial business combination. We expect that at the time of any shareholder vote relating to our initial business combination, our sponsor, affiliates, officers, directors, and I-Bankers and its permitted transferees will own approximately 21.7% of our issued and outstanding ordinary shares entitled to vote thereon, assuming no purchase by our sponsor, officers, directors or their affiliates of public units in our initial public offering or thereafter. We may only require 6,150,001 or 36.7% of the 16,750,000 public shares sold in our initial public offering to be voted in favor of our initial business combination, assuming all the outstanding shares are present at the meeting to approve such transaction. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, affiliates, officers, directors and I-Bankers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, placement shares, representative shares and public shares in connection with the completion of a business combination.

Our memorandum and articles of association provide that we will only redeem our public subunits so long as (after such redemption) our net tangible assets will be at least $5,000,001 either prior to or upon consummation of our initial business combination, after payment of the deferred underwriting commission (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public subunits may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all public subunits that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all public subunits submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if We Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in this offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our sponsor, affiliates, officers, directors and I-Bankers have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares, placement shares, representative shares or public subunits held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares in our initial public offering or thereafter through open market purchases, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our sponsor, affiliates, officers and directors have agreed that we will have only the time of the completion window to complete our initial business combination. If we are unable to complete our initial business combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public subunits, at a per-subunit price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable) divided by the number of then outstanding public subunits, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our sponsor, affiliates, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the completion window. However, if our initial holders, sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the completion window.

If the Gorilla Business Combination is not completed, we may continue to try to complete a business combination with a different target until the expiration of the completion window.

Our initial holders, sponsor, affiliates, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our memorandum and articles of association that would (i) modify the substance or timing of our obligation to redeem 100% of our public subunits if we do not complete our initial business combination within the completion window or (ii) with respect to the other provisions relating to shareholders’ rights or pre-business combination activity, unless we provide our public shareholders with the opportunity to redeem their public subunits upon approval of any such amendment at a per-subunit price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public subunits. However, we will only redeem our public subunits so long as (after such redemption) our net tangible assets will be at least $5,000,001 either prior to or upon consummation of our initial business combination, after payment of the deferred underwriting commission (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public subunits such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public subunits.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $850,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.10. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.10. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we have sought and will continue to seek to have all third parties (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public subunits, if we are unable to complete our initial business combination within the completion window, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. None of our directors and officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.10 per share.

We seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all third parties (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.10 per share to our public shareholders. Additionally, if we file a bankruptcy insolvency petition or an involuntary bankruptcy insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy insolvency court could seek to recover all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public subunits properly tendered in connection with a shareholder vote to amend our memorandum and articles of association to (A) modify the substance or timing of our obligation to redeem 100% of our public subunits if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public subunits if we are unable to complete our initial business combination within the completion window, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Memorandum and Articles of Association

Our memorandum and articles of association contain certain requirements and restrictions relating to our business combination that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public subunits in connection with any such vote. Our sponsor, affiliates, officers, directors and I-Bankers have agreed to waive any redemption rights with respect to their founder shares, placement shares, representative shares and public subunits in connection with the completion of our initial business combination. Specifically, our memorandum and articles of association provide, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either prior to or upon such consummation and, solely if we seek shareholder approval, we receive the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company;

●	if our initial business combination is not consummated within the completion window, then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of a special resolution under Cayman Islands law, which requires the approval of holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting. In the event we seek shareholder approval in connection with our initial business combination, our memorandum and articles of association provide that we may consummate our initial business combination only if approved by an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company.

Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such obligations.

Employees

As of the date of this Report, we have three officers but no employees. Members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary and intend to continue doing so to our affairs until we have completed our initial business combination. The amount of time that our officers or any other members of our management team devote in any time period will vary based on the current stage of the business combination process.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company, such as Gorilla, about which little public information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our public subunits or may make it more difficult for us to consummate an initial business combination;

●	since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our public subunits at such time is substantially less than $10.00 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●

we may not be able to obtain shareholder approval to extend the date by which we must consummate an initial business combination from April 13, 2022 (which is 12 months from the closing of our initial public offering) to July 13, 2022 (or such earlier date as determined by the Board), as contemplated by the Extension Proxy;

●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern” given that the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient for the Company to operate for the next twelve months. Furthermore, if the Company is unable to complete an initial business combination by April 13, 2022 or July 13, 2022 (if we obtain shareholder approval to extend the date by which we must consummate an initial business combination), then the Company will cease all operations except for the purpose of liquidating. The Company intends to complete an initial business combination before the mandatory liquidation date; and

●	our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement. For risks relating to Gorilla, the Business Combination Agreement, the Gorilla Business Combination and the PIPE Investment, see the Proxy Statement. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 2093 Philadelphia Pike #1968, Claymont, Delaware 19703, and our telephone number is (650) 560-4753. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our Chief Executive Officer for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units, public subunits and public warrants are each traded on the Nasdaq Capital Market under the symbols GLSPU, GLSPT, and GLSPW, respectively. Our units commenced public trading on April 9, 2021, and our public subunits and public warrants commenced separate public trading on May 10, 2021.

(b)	Holders

On March 29, 2022, there was one holder of record of our subunits, three holders of record of our units, one holder of record of our shares of Class A ordinary shares, five holders of record of our Class B ordinary shares, one holder of record of our warrants and two holders of record of our placement units.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)	Use of Proceeds from the Initial Public Offering

On April 13, 2021, pursuant to the Registration Statement, which was declared effective on April 8, 2021, the Company consummated its initial public offering of 16,750,000 units, including 750,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in part. Each unit consists of (i) one subunit which consists of one Class A ordinary share and one-quarter of one public warrant, and (ii) one-half of one warrant with each whole public warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $167,500,000.

Simultaneously with the closing of our initial public offering, the Company consummated the sale of 697,500 placement units at a price of $10.00 per placement unit in the private placement to the sponsor and I-Bankers, generating total gross proceeds of $6,975,000.

A total of $169,175,000 of the proceeds from the initial public offering (which amount includes $5,862,500 of the underwriters’ deferred discount) and the sale of the placement units, was placed in a U.S.-based trust account, maintained by Continental acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Overview

We were incorporated on August 6, 2020 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Report as our initial business combination.

On April 13, 2021, we consummated the IPO of 16,000,000 public units, at a price of $10.00 per public unit, generating gross proceeds of $160,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 675,000 placement units, at a price of $10.00 per placement unit, in a private placement to the sponsor and I-Bankers, generating gross proceeds of $6,750,000.

On April 14, 2021, I-Bankers partially exercised the over-allotment option to purchase an additional 750,000 public units, at a purchase price of $10.00 per public unit, generating gross proceeds to us of $7,500,000. Simultaneously with the exercise of the over-allotment option, we consummated the sale of an additional 22,500 placement units, at a price of $10.00 per placement unit, in a private placement to the sponsor and I-Bankers, generating gross proceeds to us of $225,000.

Of the net proceeds from the IPO, partial exercise of the over-allotment option, and associated private placements, $169,175,000 of cash was placed in the trust account.

On December 21, 2021, we entered into a Business Combination Agreement with Gorilla and Merger Sub. Gorilla is a leading market provider of video intelligence, Internet of Things security, edge AI data analytics and operational technology security solutions and services in Asia Pacific with operations and established distribution and sales channels in the United States, Europe, the Middle East and Latin America.

Pursuant to the Business Combination Agreement, at the Closing, and following the Recapitalization, (i) Merger Sub will merge with and into Global, with Global continuing as the surviving entity and a wholly owned subsidiary of Gorilla; (ii) the ordinary shares of Global (including Class A ordinary shares and Class B ordinary shares) will be converted into Gorilla ordinary shares on a one-for-one basis; (iii) warrants to purchase the ordinary shares of Global will be converted into warrants to purchase the same number of Gorilla ordinary shares at the same exercise price and for the same exercise period; and (iv) Global will have a restated certificate of incorporation.

Additionally, to raise additional proceeds in connection with the Transactions, Global, Gorilla and certain PIPE Investors entered into a series of PIPE Subscription Agreements, providing for the purchase by the PIPE Investors at the effective time of the Gorilla Business Combination an aggregate of 5,000,000 PIPE Subunits at a price of $10.10 per subunit, for gross proceeds to Global of $50.5 million; provided, however, that if a PIPE Investor acquires ownership of subunits of Gorilla in the open market or in privately negotiated transactions with third parties (along with any related rights to redeem or convert such subunits in connection with any redemption conducted by Global in accordance with Global’s organizational documents and the prospectus for Global’s initial public offering in conjunction with the Closing or in conjunction with an amendment to Global’s organizational documents to extend Global’s deadline to consummate its initial business combination) at least prior to Global’s meeting of shareholders to approve the Transactions and the PIPE Investor does not redeem or convert such PIPE Subunits in connection with any redemption, the number of subunits for which the PIPE Investor is obligated to purchase under the PIPE Subscription Agreement shall be reduced by the number of non-redeemed subunits.

For more information on the Gorilla Business Combination and the PIPE Investment, see “Item 1. Business.”

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. The only activities through December 31, 2021 were activities related to our formation, the IPO and search for a prospective initial business combination target, such as Gorilla. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses for due diligence on prospective targets.

For the year ended December 31, 2021, we had net income of $8,502,767, which consisted of $35,110 in interest earned on marketable securities held in the trust account, $41 in interest earned in our operating bank account, and $10,642,498 in change in fair value of warrants, offset by $1,194,871 in formation and operating costs, and $980,011 in warrant issuance costs.

For the period from August 6, 2020 (inception) through December 31, 2020, we had net loss of $2,237, which consisted of $2,238 in formation and operating costs, offset by $1 in interest earned in our operating bank account.

Liquidity and Capital Resources

As of December 31, 2021, we had cash of approximately $0.3 million. Until the consummation of the IPO, our only source of liquidity was an initial purchase of ordinary shares by our sponsor and loans from our sponsor.

Subsequent to the consummation of the IPO, partial exercise of the over-allotment option, and associated private placements, $169,175,000 of cash was placed in the trust account, and our liquidity needs have been satisfied through the proceeds from the consummation of the private placement not held in the trust account.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions and income taxes payable) to complete our initial business combination, such as the Gorilla Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

In order to finance transactions costs in connection with an initial business combination, post the IPO, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay the working capital loans. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the business combination. The units would be identical to the placement units sold in the private placements.

We anticipate that the $291,139 outside of the trust account as of December 31, 2021 will not be sufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. We may need to obtain additional financing to consummate our initial business combination but there is no assurance that new financing will be available to us on commercially acceptable terms. Furthermore, if we are unable to complete an initial business combination by April 13, 2022 or July 13, 2022 (if we obtain shareholder approval to extend the date by which we must consummate an initial business combination), it will trigger our automatic winding up, liquidation and dissolution. These conditions raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

The preparation of these audited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the audited financial statement. Actual results could differ from those estimates.

Class A Ordinary Shares (underlying the Public Subunits) Subject to Possible Redemption

The Company accounts for its Class A ordinary shares (underlying the public subunits) subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value of $10.10 per share (plus any interest earned on the trust account) as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Offering Costs associated with the IPO

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs are allocated to the public warrants issued in the IPO based on the public warrants’ fair value at inception compared to the total IPO proceeds received. Offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A ordinary shares are allocated to temporary equity.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value at inception and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

FASB ASC Topic 470-20, “Debt with Conversion and Other Options” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the units between Class A ordinary shares and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A ordinary shares.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” The statements of operations include a presentation of income (loss) per redeemable Class A ordinary share and income (loss) per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable Class A ordinary shares and the non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 70.7% for the redeemable Class A ordinary shares and 29.3% for the non-redeemable shares for the year ended December 31, 2021, reflective of the respective participation rights.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

Registration Rights Agreement

Pursuant to a registration rights agreement entered into on April 8, 2021, the holders of the founder shares, the representative shares, the units issuable upon conversion of the working capital loans and the placement units and its underlying securities are entitled to certain registration rights. See “Item 1. Business” and Notes 5 and 7 of the financial statements included herein. The Company will bear the expenses incurred in connection with the filing of any registration statements pursuant to such registration rights.

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

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Through December 31, 2020, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on August 6, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account located in the United States maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-19 comprising a portion of this Report, which are included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2021, due solely to the material weakness in our internal control over financial reporting related to accounting of complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies; however, in light of management’s conclusion, our internal control over financial reporting did not result in sufficient risk assessment of the underlying accounting for certain financial instruments which we determined to be a material weakness.

We plan to further improve this process by expanding and improving our review for complex securities and related accounting standards, enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. We can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Jayesh Chandan	47	Chairman
Bryant B. Edwards	67	Chief Executive Officer and Director
Stephen N. Cannon	54	Chief Operating Officer and President
Long Long	37	Chief Financial Officer
Amir Kazmi	56	Director
Marwan Abedin	47	Director

The experience of our directors and executive officers is as follows:

Jayesh “Jay” Chandan has served as our Chairman of the Board since April 2021. Since 2019, Mr. Chandan has been the Founder & Managing Partner of KASS Capital, an investment advisory firm that invests globally in the technology industry and provide alternative liquidity solutions to equity investors, debt holders, founders and management teams. Since 2017, Mr. Chandan has also been the Co-Founder and a Partner of Shackleton-Victoria, an investment firm where Mr. Chandan led the firm’s investment in FinLeap, a financial technology accelerator and incubator. Since 2014, Mr. Chandan has also been the Co-Founder and a Director of Mathern Ltd., an investment firm focused on investing in UK companies. From 2010 to 2012, Mr. Chandan was a Co-Founder and Partner at Cortis Capital LLP, a transformation and project management firm focused on global mergers & acquisitions, where he worked on the Minna Airport City, an urban regeneration project in Nigeria. From 2007 to 2008, Mr. Chandan served as the Chief Executive Officer of Invensis (UK) Ltd., a business process outsourcing company. From 2005 to 2007, Mr. Chandan served as Director of Business Development of EXLservice (UK) Ltd. (Nasdaq: EXLS), a data analytics company that is now publicly traded on the Nasdaq with approximately $1 billion in revenues and approximately $3 billion in market cap. From 2004 to 2005, Mr. Chandan served as Director of Sales & Strategic Accounts at Exevo (UK) Ltd., a global market research and outsourcing firm that was later acquired by Copal Partners and is now part of Moody’s Corporation. From 1995 to 2004, Mr. Chandan served as the Co-Founder and Executive Director of NPL, an IT services business in Southeast Asia. Mr. Chandan serves as an Advisory Board Member of ConsolFreight LLC, a Fintech FreightTech ecosystem. Mr. Chandan graduated from Madras University, India, with an Engineering degree, majoring in Computer Sciences. We believe Mr. Chandan is well qualified to serve as a director of our company given his extensive investment and operational experience in emerging markets.

Bryant B. Edwards has served as our Chief Executive Officer and director since August 2020. Since March 2021, Mr. Edwards has been a director of Archimedes Tech SPAC Partners Co., a blank check company which completed a $133 million IPO in December 2020, and which announced in November 2021, its intention to merge with SoundHound AI, Inc. a leading voice analytics AI company. From 2018 to 2019, Mr. Edwards was the Chief Operating Officer and Director of Twelve Seas, a blank check company with $207 million held in trust that consummated its initial business combination with Brooge Energy Limited, a petroleum and gas company located in the UAE, in December 2019. Mr. Edwards retired from Latham & Watkins, a global law firm, in 2016, after a 35-year legal career. From 1981 to 2016, Mr. Edwards served as both a practicing corporate and securities attorney, as well as in various management roles building the Latham & Watkins’ practices in Europe (from 2000 to 2008), the Middle East (from 2008 to 2012) and then East Asia (from 2012 to 2016). From 2004 to 2008, Mr. Edwards served as Chair of the European High Yield Association and helped establish the Gulf Bond & Sukuk Association, the trade association representing the Arabian Gulf fixed income market (GBSA) and, from 2008 to 2012, served on its Steering Committee and as Chair of its Regulatory Committee. Additionally, from 2012 to 2016, Mr. Edwards served as Vice-Chair of the Credit Markets Committee of the Asia Securities & Financial Markets Committee (ASIFMA). Mr. Edwards graduated from Brigham Young University with a Bachelor of Arts degree and received his Juris Doctor from the University of Chicago Law School. We believe that Mr. Edwards is well qualified to serve as a director of our company given his in-depth knowledge of corporate, securities and regulatory law.

Stephen N. Cannon has served as our Chief Operating Officer and President since August 2020. Since September 2020, Mr. Cannon has been the Chief Executive Officer and President of Archimedes Tech SPAC Partners Co.. Since August 2019, Mr. Cannon has been the Chief Operating Officer and President of Ackrell SPAC Partners I Co., a blank check company which completed a $140 million IPO in December 2020 and which announced in December 2021 its intention to merger with Blackstone Products, a consumer brand of outdoor cooking products. Since 2014, Mr. Cannon has been President of Everest Partners Limited, a privately-owned investment firm focused on Asian private investments. From 2017 until 2019, Mr. Cannon was the Chief Financial Officer of Twelve Seas. From 2017 until 2019, Mr. Cannon was the President, Chief Financial Officer and a director of CM Seven Star, a Nasdaq-listed SPAC, sponsored by a leading Chinese private investment firm, which consummated its business combination with Kaixin Auto Holdings in April 2019. From 2014 until 2016, Mr. Cannon was Chief Executive Officer and a director of DT Asia Acquisition Corp, a Nasdaq-listed SPAC, which consummated its business combination with China Direct Lending Corp. in July 2016. From 2010 until 2014, Mr. Cannon was a Partner and Head of China for RedBridge Group Ltd., a boutique merchant banking firm focused on Chinese and Arabian Gulf cross-border investments. From 2009 until 2014, Mr. Cannon was a registered representative of, and senior advisor to, Ackrell Capital. From 2007 until 2010, Mr. Cannon served in various capacities with Hambrecht Asia Acquisition Corp., a Nasdaq-listed SPAC, as a co-founder, initial Chief Financial Officer and a director, and then Vice President of Acquisitions. Hambrecht Asia Acquisition Corp. merged with SGOCO Ltd, a Chinese company, in April 2010. From 2005 until 2008, Mr. Cannon served as a Managing Director of Asian investment banking for WR Hambrecht+Co. Prior to WR Hambrecht + Co. Mr. Cannon worked at ABN AMRO, Donaldson, Lufkin & Jenrette, Smith Barney Shearson and Salomon Brothers. Mr. Cannon graduated from the University of Notre Dame with a Bachelor of Arts degree in Economics and a Bachelor of Science degree, majoring in Mechanical Engineering.

Long Long has served as our Chief Financial Officer since August 2020. Mr. Long has been the Chief Financial Officer of Archimedes Tech SPAC Partners Co since September 2020,and the Chief Financial Officer of Ackrell SPAC Partners I Co since August 2019. From 2017 to 2019, Mr. Long was Vice President of Twelve Seas sponsors I LLC, sponsor of Twelve Seas. From 2006 to 2016, Mr. Long worked for IBM in a variety of Corporate Finance, Audit, and Managerial roles, both within the US and internationally. From 2015 to 2016, Mr. Long served as Finance Controller for IBM China’s Consulting Business Unit and Sales Channels. From 2013 to 2014, Mr. Long served as the Strategy and Planning Manager for IBM China and, from January 2012 to December 2012, as a Senior Finance Analyst for IBM China. From 2010 to 2011, Mr. Long served as Internal Auditor for IBM’s Asia Pacific region and, from 2006 to 2009, as a financial analyst for IBM’s worldwide operations. Mr. Long graduated from Washington University in St. Louis with a Bachelor of Science and Business Administration degree, majoring in Finance and a Bachelor of Science degree, majoring in Electrical Engineering.

Amir Kazmi has served as our director since April 2021. Since February 2021, Mr. Kazmi has been Chief Executive of SSMA Technologies Limited, a technology company focused on e-Marketplace technology. Since March 2019, Mr. Kazmi has been a minority owner in and has served as the Chief Executive Officer (until September 2020) and Managing Director of Innvotec Limited, a London based investment manager of globally focused venture capital and private equity funds until May 2021. From 2020 till September 2021, Mr. Kazmi has served as Chief Financial Officer and Director of Tap Once Technologies Ltd., an e-commerce software developer. From 2016 to 2019, Mr. Kazmi served as the Chief Executive Officer and Managing Partner of Kerdos Ventures, a full-service corporate finance firm. From 2012 to 2017, Mr. Kazmi was a Founder, Head of Sales and board member of Xoomworks Ltd, a procurement consulting and technology company. From 2011 to 2012, Mr. Kazmi served as the Vice President for SaaS and Strategic Initiatives for Eka Software Solutions, a provider of digital commodity management solutions. From 2005 to 2011, Mr. Kazmi served as the Senior Vice President of Global Operations for Aspect Enterprise Solutions, a developer of risk management and market data tools and software. From 2000 to 2005, Mr. Kazmi served as a Vice President of i2 Technologies, a supply chain management company that provides consulting, technology, and managed services. Mr. Kazmi graduated from the London School of Economics and Political Science with a Bachelor of Science in Economics, Accounting and Finance. Mr. Kazmi is a qualified Chartered Accountant and Member of the Institute of Chartered Accountants in England and Wales. We believe that Mr. Kazmi is well qualified to serve as a director of the Company given his extensive finance, operational and accounting experience.

Marwan Abedin has served as our director since April 2021. Since 2017, Mr. Abedin has served as the founder & Chief Executive Officer of Flatrace Investments, a Dubai, UAE based international boutique consulting firm focused on the Gulf region. From 2015 to 2017, Mr. Abedin has served as Chief Executive Officer of an Investment Fund (Investment Company for CP of Dubai) within the Government of Dubai. From April 2016 to March 2017, Mr. Abedin served as a member of the Board of Directors of Noor Bank. From 2011 to 2015, Mr. Abedin served as a member of the Board of Directors of the Dubai Healthcare Authority. From 2012 to 2017, Mr. Abedin served as a member of the Board of Directors for Emaar Properties PJSC as well as Chairman of its Investment Committee. From 2008 to 2011, Mr. Abedin was the Director of Debt Management at the Government of Dubai Department of Finance where he was responsible for the treasury and debt issues related to the public sector entities. Mr. Abedin has executed over $40 billion of transactions in his career representing both the Government of Dubai, UAE as well as the private sector and other government entities. Mr. Abedin graduated from Wake Forest University with a Bachelor of Arts, majoring in Economics and Political Science. We believe that Mr. Abedin is well qualified to serve as a director of our company given his extensive finance experience in emerging markets.

Prior Experience with Blank Check Companies

Our Chief Operating Officer, Mr. Cannon, and our Chief Financial Officer, Mr. Long, currently serve as Chief Operating Officer and President, and Chief Financial Officer, respectively, of Ackrell SPAC Partners I Co., a blank check company which completed a $140 million IPO in December 2020, and is focused on fast-moving consumer goods business globally, with an emphasis on beverage and wellness sectors. In addition to the forgoing, Messrs. Edwards, Cannon and Long serve as Director, Chief Executive Officer and President, and Chief Financial Officer, respectively, of Archimedes Tech SPAC Partners Co., a blank check company which completed a $133 million IPO in March 2021 and is focused on technology businesses within the US.

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer were, from 2017 to 2019, all affiliates of Twelve Seas (Nasdaq: BROG), a blank check company with $207 million held in trust that consummated its initial business combination with Brooge Energy Limited, a petroleum and gas company located in the UAE, in December, 2019. Our Chief Executive Officer, Mr. Edwards, was Chief Operating Officer of Twelve Seas, our Chief Operating Officer, Stephen Cannon, was Chief Financial Officer of Twelve Seas, and our Chief Financial Officer, Long Long, was Vice President of the sponsor of Twelve Seas.

Furthermore, from 2017 until 2019, Mr. Cannon was the President, Chief Financial Officer and a director of CM Seven Star, a Nasdaq-listed SPAC, sponsored by a leading Chinese private investment firm, which consummated its business combination with Kaixin Auto Holdings in April 2019. From 2014 until 2016, Mr. Cannon was Chief Executive Officer and a director of DT Asia Acquisition Corp, a Nasdaq-listed SPAC, which consummated its business combination with China Lending Corp. in July 2016. From 2008 until 2009, Mr. Cannon was Chief Financial Officer of Ruslan Acquisition Corp, a proposed Russia-focused SPAC that filed to do a $300 million IPO and was approved by Euronext regulators. The IPO was terminated in the fall of 2009 due to the global financial crisis. From 2007 until 2010, Mr. Cannon served in various capacities with Hambrecht Asia Acquisition Corp., a Nasdaq-listed SPAC, as a co-founder, initial Chief Financial Officer and a director, and then Vice President of Acquisitions. Hambrecht Asia Acquisition Corp. merged with SGOCO Ltd, a Chinese company, in April 2010.

Number, Terms of Office and Appointment of Officers and Directors

Our Board of Directors consists of three members. Holders of our founder shares have the right to appoint all of our directors prior to consummation of our initial business combination and holders of our public shares do not have the right to vote on the appointment of directors during such time. These provisions of our memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our Board of Directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founder shares.

Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our memorandum and articles of association as it deems appropriate. Our memorandum and articles of association provide that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Chief Operating Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the Board of Directors.

Committees of the Board of Directors

Our Board of Directors has two standing committees: an audit committee and a compensation committee. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. We have filed a copy of our audit committee charter and compensation committee charter as exhibits to the Registration Statement. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the Board of Directors. The members of our audit committee are Messrs. Kazmi, Chandan and Abedin. Mr. Kazmi serves as chairman of the audit committee. Each member of the audit committee is financially literate and our Board of Directors has determined that each of Messrs. Kazmi, Abedin and Chandan qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

A copy of the charter of our audit committee is available for review by accessing our public filings at the SEC’s web site at www.sec.gov and at on our website at www.globalspac.com.

Compensation Committee

We have established a compensation committee of the Board of Directors. The members of our Compensation Committee are Messrs. Abedin and Kazmi. Mr. Abedin serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the Nasdaq and the SEC.

A copy of the charter of our compensation committee is available for review by accessing our public filings at the SEC’s web site at www.sec.gov and at on our website at www.globalspac.com.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the Board of Directors. The Board of Directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Chandan, Kazmi and Abedin. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Prior to our initial business combination, the Board of Directors will also consider director candidates recommended for nomination by holders of our founder shares during such times as they are seeking proposed nominees to stand for appointment at an annual general meeting (or, if applicable, an extraordinary general meeting). Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors and officers. We have filed a copy of our form of Code of Ethics as an exhibit to our Registration Statement. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov or on our website at www.globalspac.com. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

None of our officers or directors have received any cash compensation from us for services rendered to us. Commencing on the date that our securities were first listed on the Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we have and continue to pay to an affiliate of our Chief Executive Officer a total of $10,000 per month for office space, administrative and shared personnel support services. Our sponsor, affiliates, officers and directors, or entities with which they are affiliated, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or any entity with which they are affiliated.

After the completion of our initial business combination, such as the Gorilla Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 29, 2022, based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 17,447,500 Class A ordinary shares and 4,287,500 Class B ordinary shares, issued and outstanding as of March 29, 2022. On all matters to be voted upon, except for the election of directors of the board, holders of Class A ordinary shares and of Class B ordinary shares vote together as a single class. Currently, all of Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A ordinary share		Class B ordinary share		All Shares
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage Outstanding	Number of Shares Beneficially Owned	Percentage Outstanding	Percentage Outstanding
Current Directors and Executive Officers of Global:
Jayesh Chandan(2)	—	—	25,000	*	*
Bryant B. Edwards(3)	530,000	3.0%	4,112,500	95.9%	21.4%
Stephen N. Cannon(2)	—	—	—	—	—
Long Long(2)	—	—	—	—	—
Marwan Abedin	—	—	25,000	*	*
Amir Kazmi(2)	—	—	25,000	*	*
All executive officers and directors as a group (six individuals)	530,000	3.0%	4,187,500	100.0%	21.7%
Five Percent or More Holders:
Global SPAC Sponsors LLC	530,000	3.0%	4,112,500	95.9%	21.4%
Karpus Investment Management(4)	2,030,985	11.6%	—	—	9.3%
ATW SPAC Management LLC(5)	1,600,000	9.2%	—	—	7.4%
Boothbay Absolute Return Strategies, LP(6)	1,600,000	6.1%	—	—	4.9%
Polar Asset Management Partners Inc.(7)	1,595,000	9.1%	—	—	7.3%
Shaolin Capital Management LLC(8)	1,304,367	7.5%	—	—	6.0%
Hudson Bay Capital Management LP(9)	900,000	5.2%	—	—	4.1%

*	Less than 1%.

(1)	Unless otherwise noted, the business address of each of the persons and entities listed above is 2093 Philadelphia Pike #1968, Claymont, DE, 19703.

(2)	Does not include any securities held by Global SPAC Sponsors LLC, a limited liability company, of which each person is a direct or indirect member. Each such person disclaims beneficial ownership of the reported securities, except to the extent of his pecuniary interest therein.

(3)	Shares are held by Global SPAC Sponsors LLC, a limited liability company, of which Bryant B. Edwards is sole manager. Members of this limited liability company includes SPAC Partners Global LLC, a limited liability company, of which Bryant Edwards is the sole manager, and whose members include certain officers and directors of the company. Mr. Edwards disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.

(4)	Based solely on the Schedule 13G filed with the SEC on February 14, 2022, these securities are held by Karpus Management, Inc. (“Karpus”), d/b/a Karpus Investment Management, a New York corporation and a registered investment adviser under Section 203 of the Investment Advisers Act and controlled by City of London Investment Group plc (“CLIG”), which is listed on the London Stock Exchange. In accordance with SEC Release No. 34-39538 (January 12, 1998), effective informational barriers have been established between Karpus and CLIG such that voting and investment power over the subject securities is exercised by Karpus independently of CLIG, and, accordingly, attribution of beneficial ownership is not required between Karpus and CLIG. The business address of the reporting person is 183 Sully’s Trail, Pittsford, New York 14534.

(5)	Based solely on the Schedule 13G filed with the SEC on February 14, 2022, these securities are held by ATW SPAC Management LLC, one or more separately managed accounts managed by ATW SPAC Management LLC, a Delaware limited liability company (the “ATW”), which has been delegated exclusive authority to vote and/or direct the disposition of such shares held by such separately managed accounts, which are sub-accounts of one or more pooled investment vehicles managed by a Delaware limited liability company. Antonio Ruiz-Gimenez is the Managing Member of ATW. The business address of the reporting persons is 7969 NW 2nd Street, #401, Miami, Florida 33126.

(6)	Based solely on the Schedule 13G/A filed with the SEC on February 10, 2022, these securities are held by Boothbay Absolute Return Strategies, LP, a Delaware limited partnership, and one or more other private funds (the “Fund”), which is managed by Boothbay Fund Management, LLC, a Delaware limited liability company (the “Adviser”). The Adviser, in its capacity as the investment manager of the Fund, has the power to vote and the power to direct the disposition of all Units held by the Fund. Ari Glass is the Managing Member of the Adviser. The business address of the reporting persons is 140 East 45th Street, 14th Floor, New York, NY 10017.

(7)	Based solely on the Schedule 13G filed with the SEC on February 8, 2022, these securities are held by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the shares directly held by PMSMF. The business address of the reporting person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(8)	Based solely on the Schedule 13G filed with the SEC on February 11, 2022, these securities are held by Shaolin Capital Management LLC, a company incorporated under the laws of State of Delaware, which serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd. a Cayman Islands exempted company, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, and DS Liquid DIV RVA SCM LLC being managed accounts advised by the Shaolin Capital Management LLC. The address of the business office of the reporting person is 7610 NE 4th Court, Suite 104 Miami FL 33138.

(9)	Based solely on the Schedule 13G filed with the SEC on February 3, 2022, these securities are held by Hudson Bay Capital Management LP (the “Investment Manager”) and Mr. Sander Gerber (“Mr. Gerber”). The Investment Manager serves as the investment manager to HB Strategies LLC and Hudson Bay SPAC Master Fund LP, in whose name the securities reported herein are held. As such, the Investment Manager may be deemed to be the beneficial owner of all Class A ordinary shares held by HB Strategies LLC and Hudson Bay SPAC Master Fund LP. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. Mr. Gerber disclaims beneficial ownership of these securities. The business address of each of the reporting persons is 28 Havemeyer Place, 2nd Floor, Greenwich, Connecticut 06830.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

For more information on the Gorilla Business Combination, see “Item 1. Business.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

On August 7, 2020, our sponsor purchased 5,750,000 founder shares for a purchase price of $25,000, or approximately $0.00435 per share.

On September 17, 2020, our sponsor transferred 50,000 founder shares each to Mr. Abedin and two former director nominees, at the same price of approximately $0.00435 per share. Our sponsor subsequently repurchased the 100,000 founder shares from the two former director nominees and 25,000 founder shares from Mr. Abedin at the same price of approximately $0.00435 per share. On March 5, 2021, our sponsor transferred 25,000 founder shares to each of Mr. Chandan and Mr. Kazmi at the same price of approximately $0.00435 per share. On April 8, 2021, our sponsor returned to us for cancellation, at no cost, an aggregate of 1,150,000 founder shares. This resulted in our sponsor holding an aggregate of 4,600,000 founder shares prior to our initial public offering, of which up to 600,000 were subject to forfeiture by our sponsor if the underwriters’ over-allotment was not exercised in full.

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

The placement units were sold in a private placement pursuant to Section 4(a)(2) or Regulation D of the Securities Act and are exempt from registration requirements under the federal securities laws. As such, the holders of the placement warrants included in the placement units can exercise such placement warrants even if, at the time of exercise, an effective registration statement and a current prospectus relating to the ordinary shares issuable upon exercise of such warrants is not available. Other than (i) repayment of loans made to us prior to the date of our prospectus by our sponsor to cover offering-relating and organization expenses, (ii) repayment of any incremental loans which our sponsor, members of our management team or any of their respective affiliates or other third parties may make to finance transaction costs in connection with an intended initial business combination (provided that if we do not consummate an initial business combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment), (iii) payments to an affiliate of our Chief Executive Officer a total of $10,000 per month for office space, administrative and shared personnel support services, and (iv) reimbursement for any out-of-pocket expenses related to identifying, investigation and completing an initial business combination, there will be no finder’s fees, reimbursements or cash payments made to our sponsor, officers or directors or any entities with which they are affiliated.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he has then-current fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his fiduciary duties under Cayman Islands law. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We have entered into an Administrative Services Agreement with an affiliate of our Chief Executive Officer, pursuant to which we will pay a total of $10,000 per month for office space, administrative and shared personnel support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. As of December 31, 2021, the affiliate of our Chief Executive Officer have been paid a total of $ $87,666.67.

Our sponsor, affiliates, officers and directors, or any entities with which they are affiliated, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review and approve on a quarterly basis all payments that were made to our sponsor, officers, directors or any entities with which they are affiliated. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On August 7, 2020, the Company issued an unsecured promissory note to the sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of our initial public offering. This loan was non-interest bearing, unsecured and due at the earlier of June 30, 2021 or the closing of our initial public offering. The Company had drawn down $300,000 under the promissory note with the sponsor and the promissory note was fully paid as of December 31, 2021.

In order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the business combination. The units would be identical to the placement units sold in the private placements. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. See “Item 1. Business” for more information regarding the financing arrangements related to the Gorilla Business Combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into the First Amendment to the Registration Rights Agreement (“First Amendment to Founder Registration Rights Agreement”), which amended that certain Registration Rights Agreement, dated as of April 8, 2021, by and between us and our sponsor, pursuant to which we granted certain registration rights to our sponsor with respect to our securities. Pursuant to the First Amendment to Founder Registration Rights Agreement, which will become effective as of the Closing of the Gorilla Business Combination, Gorilla will assume the our obligations under the original Registration Rights Agreement, and, among other things, Gorilla will be added as a party thereto and the First Amendment to Founder Registration Rights Agreement will reflect the issuance of Gorilla ordinary shares and warrants to purchase Gorilla ordinary shares pursuant to the Business Combination Agreement.

Simultaneously with the execution and delivery of the Business Combination Agreement, we entered into a Sponsor Voting Agreement (the “Sponsor Voting Agreement”) with our Sponsor, and Gorilla, pursuant to, and on the terms and subject to the conditions of which, our sponsor has agreed among other things to vote its shares of the Company, and take certain other actions, in support of the Gorilla Business Combination.

The Sponsor Voting Agreement will terminate with no further force and effect upon the earliest to occur of: (a) the Merger Effective Time and (b) the date of termination of the Business Combination Agreement in accordance with its terms.

Director Independence

The Nasdaq listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our board has determined that each of Messrs. Kazmi, Abedin, and Chandan are independent directors under applicable SEC and Nasdaq rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to UHY LLP, our independent registered public accounting firm, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY LLP in connection with regulatory filings. The aggregate fees due to UHY LLP for professional services rendered in connection with our IPO, our annual audit and our quarterly reviews was $213,646 and $61,002 for the fiscal years ended December 31, 2021 and December 31, 2020, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay UHY LLP for consultations concerning financial accounting and reporting standards for the fiscal years ended December 31, 2021 and 2020.

Tax Fees. We did not pay UHY LLP for tax services, planning or advice for the years ended December 31, 2021 and 2020.

All Other Fees. We did not pay UHY LLP for any other services for the years ended December 31, 2021 and 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our Board of Directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Global SPAC Partners Co.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Global SPAC Partners Co. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, changes in shareholders’ equity, and cash flows as of and for the year ended December 31, 2021 and for the period from August 6, 2020 (inception) to December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from August 6, 2020 (inception) to December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, as of December 31, 2021, the Company had $291,139 outside of the trust account and if the Company is not able to consummate an initial business combination by April 13, 2022, it will trigger the Company’s automatic winding up, liquidation and dissolution. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a proposed business combination as discussed in Note 1 and the additional financing as discussed in Note 10. There is no assurance that the Company’s plans to consummate a business combination will be successful on or before April 13, 2022. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Material Misstatement in Previously Issued Balance Sheet

As discussed in Note 2, the Company corrected the misclassification of a portion of its public subunits and the underlying Class A Ordinary Shares from permanent equity to temporary equity on its balance sheet as of April 13, 2021.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2020.

New York, New York

March 31, 2022

GLOBAL SPAC PARTNERS CO.

BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets
Cash	$291,139	$21,432
Prepaid expenses	106,900	-
Marketable securities held in Trust Account	169,210,110	-
Deferred offering costs	-	331,705
Total Assets	$169,608,149	$353,137

Liabilities and Shareholders’ (Deficit) Equity
Accrued offering costs and expenses	$493,456	$30,252
Due to related parties	-	122
Promissory note - related party	-	300,000
Deferred underwriting discount	5,862,500	-
Total current liabilities	6,355,956	330,374
Warrant liabilities	6,320,263	-
Total Liabilities	12,676,219	330,374

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 16,750,000 and 0 shares at redemption value at December 31, 2021 and 2020, respectively	169,210,110	-

Shareholders’ (Deficit) Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 697,500 and 0 shares issued and outstanding (excluding 16,750,000 and 0 shares subject to possible redemption) at December 31, 2021 and 2020, respectively.	70	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 4,287,500 and 5,750,000 shares issued and outstanding at December 31, 2021 and 2020, respectively	429	575
Additional paid-in capital	-	24,425
Accumulated deficit	(12,278,679)	(2,237)
Total shareholders’ (deficit) equity	(12,278,180)	22,763

Total Liabilities and Shareholders’ (Deficit) Equity	$169,608,149	$353,137

The accompanying notes are an integral part of these financial statements.

GLOBAL SPAC PARTNERS CO.

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the period from August 6, 2020 (Inception) through December 31, 2020
Formation and operating costs	$1,194,871	$2,238
Loss from operations	(1,194,871)	(2,238)

Other income (expense)
Bank interest income	41	1
Warrant issuance costs	(980,011)	-
Change in fair value of warrants	10,642,498	-
Trust interest income	35,110	-
Total other income	9,697,638	1

Net income (loss)	$8,502,767	$(2,237)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	12,021,233	-
Basic and diluted net income per share	$1.16	$-

Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	4,974,959	5,000,000
Basic and diluted net loss per share	$(1.09)	$(0.00)

The accompanying notes are an integral part of these financial statements.

GLOBAL SPAC PARTNERS CO.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(DEFICIT)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of August 6, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Class B ordinary shares issued to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	-	-	(2,237)	(2,237)
Balance as of December 31, 2020	-	$-	5,750,000	$575	$24,425	$(2,237)	$22,763
Sale of 16,750,000 Public Units	16,750,000	1,675	-	-	167,498,325	-	167,500,000
Sale of 697,500 Private Units	697,500	70	-	-	6,974,930	-	6,975,000
Underwriting discount	-	-	-	-	(3,350,000)	-	(3,350,000)
Deferred underwriting discount	-	-	-	-	(5,862,500)	-	(5,862,500)
Forfeiture of founder shares	-	-	(1,562,500)	(156)	156	-	-
Issuance of representative shares	-	-	100,000	10	(10)	-	-
Other offering expenses	-	-	-	-	(873,350)	-	(873,350)
Initial classification of warrant liabilities	-	-	-	-	(16,962,761)	-	(16,962,761)
Reclassification of offering costs related to Warrants	-	-	-	-	980,011	-	980,011
Reclassification of offering costs related to Public Shares	-	-	-	-	9,105,839	-	9,105,839
Maximum number of redeemable shares	(16,750,000)	(1,675)	-	-	(151,222,866)	-	(151,224,541)
Subsequent measurement of Class A ordinary shares subject to redemption	-	-	-	-	(6,312,199)	(20,744,099)	(27,056,298)
Net income	-	-	-	-	-	8,502,767	8,502,767
Subsequent measurement of Class A ordinary shares subject to redemption (interest earned on trust account)	-	-	-	-	-	(35,110)	(35,110)
Balance as of December 31, 2021	697,500	$70	4,287,500	$429	$-	$(12,278,679)	$(12,278,180)

The accompanying notes are an integral part of these financial statements

GLOBAL SPAC PARTNERS CO.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2021	For the period from August 6, 2020 (Inception) through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$8,502,767	$(2,237)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	-	2116
Warrant issuance costs	980,011	-
Change in fair value of warrants	(10,642,498)	-
Trust interest income	(35,110)	-
Changes in current assets and current liabilities:
Prepaid expenses	(106,900)	-
Accrued offering costs and expenses	463,204	-
Due to related parties	(122)	122
Net cash used in operating activities	(838,648)	1

Cash Flows from Investing Activities:
Marketable securities held in Trust Account	(169,175,000)	-
Net cash used in investing activities	(169,175,000)	-

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering	167,500,000	-
Payment of underwriting fees	(3,350,000)	-
Proceeds from private placements	6,975,000	-
Proceeds from Sponsor loan	-	111,286
Repayment of promissory note to related party	(300,000)	-
Payments of offering costs	(541,645)	(89,855)
Net cash provided by financing activities	170,283,355	21,431

Net change in cash	269,707	21,432
Cash, beginning of the year	21,432	-
Cash, end of the year	$291,139	$21,432

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriting commissions charged to additional paid in capital	$5,862,500	$-
Initial value of Class A ordinary shares subject to possible redemption	$151,224,541	$-
Reclassification of offering costs related to public shares	$(9,105,839)	$-
Subsequent measurement of Class A ordinary shares subject to redemption	$27,056,298	$-
Subsequent measurement of Class A ordinary shares subject to redemption (interest earned on trust account)	$35,110	$-
Forfeiture of founder shares	$156	$-
Issuance of representative shares	$10	$-
Initial classification of warrant liabilities	$16,962,761	$-
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$22,884
Deferred offering costs paid by Sponsor loan	$-	$188,714
Accrued deferred offering costs	$-	$30,252

The accompanying notes are an integral part of these financial statements.

GLOBAL SPAC PARTNERS CO.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from August 6, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “IPO”), which is described below, and, since the closing of the IPO, the search for target companies for the Initial Business Combination. The Company will not generate any operating revenue until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third-party (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.10 per Public Subunit or (ii) such lesser amount per Public Subunit held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy their indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. The Company has not asked the Sponsor to reserve for such obligations.

On December 21, 2021, the Company entered into a business combination agreement (“Business Combination Agreement”) with Gorilla Technology Group Inc., a Cayman Islands exempted company (“Gorilla”), and Gorilla Merger Sub, Inc., a Cayman Islands exempted company and a wholly-owned subsidiary of Gorilla (“Merger Sub”). Pursuant to the Business Combination Agreement, at the closing, (i) the Merger Sub will merge with and into Global, with Global continuing as the surviving entity and a wholly owned subsidiary of Gorilla; (ii) the ordinary shares of Global (including Class A ordinary shares and Class B ordinary shares) will be converted into Gorilla ordinary shares on a one-for-one basis; (iii) warrants to purchase the ordinary shares of Global will be converted into warrants to purchase the same number of Gorilla ordinary shares at the same exercise price and for the same exercise period; and (iv) Global will have a restated certificate of incorporation.

Consummation of the transactions contemplated by the Business Combination Agreement is subject to customary conditions of the respective parties, including the approval of the proposed business combination with Gorilla (“Transactions”) by our shareholders in accordance with our amended and restated memorandum and articles of association and the completion of a redemption offer whereby we will be providing our public shareholders with the opportunity to redeem their shares of ordinary shares.

Liquidity and Going Concern

As of December 31, 2021, the Company had cash of approximately $0.3 million. Until the consummation of the IPO, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans and advances from the Sponsor.

Subsequent to the consummation of the IPO, partial exercise of the over-allotment option, and associated private placements, $169,175,000 of cash was placed in the Trust Account, and the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the private placement not held in the Trust Account.

The Company’s initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. As of December 31, 2021, no Working Capital Loans were outstanding.

The Company anticipate that the $291,139 outside of the Trust Account as of December 31, 2021 will not be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. The Company may need to obtain additional financing to consummate its Initial Business Combination but there is no assurance that new financing will be available to the Company on commercially acceptable terms. Furthermore, if the Company is unable to complete an initial business combination by April 13, 2022 or July 13, 2022 (if the Company obtains shareholder approval to extend the date by which the Company must consummate an Initial Business Combination), it will trigger the Company’s automatic winding up, liquidation and dissolution. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Note 2 — Restatement of Prior Period Financial Statements

As a result of recent guidance to Special Purpose Acquisition Companies by the SEC regarding redeemable equity instruments, the Company revisited its application of ASC 480-10-S99 on the Company’s financial statements. The Company had previously classified a portion of its Public Subunits (and the underlying Class A ordinary shares) in permanent equity. Subsequent to the re-evaluation, the Company’s management concluded that all of its Public Subunits should be classified as temporary equity. The identified errors impacted the Company’s Form 8-K filing on May 14, 2021 containing the Company’s audited balance sheet as of April 13, 2021 (the “Closing Form 8-K”). In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impacts were material. Accordingly, the Company filed an amendment to the Closing Form 8-K on March 17, 2022 to restate its audited balance sheet as of April 13, 2021 to correct this error.

Impact of the Restatement

The impact of the revision on the audited balance sheet as of April 13, 2021 is presented below.

	As Previously Reported	Adjustments	As Restated
Audited Balance Sheet as of April 13, 2021

Class A ordinary shares subject to redemption	$135,867,432	$25,732,568	$161,600,000
Class A ordinary shares, $0.0001 par value	322	(254)	68
Additional paid-in capital	5,961,518	(5,961,518)	-
Accumulated deficit	(962,303)	(19,770,796)	(20,733,099)
Total shareholders’ equity	5,000,007	(25,732,568)	(20,732,561)

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

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

Use of Estimates

The preparation of these audited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the audited financial statement. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2021 and 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Investment Held in Trust Account

As of December 31, 2021, the Company had $169,210,110 in the Trust Account which may be utilized for Business Combination. Previously, as of June 30, 2021, all assets held in the Trust Account were held in money market funds. However, starting in July 1, 2021 and as of December 31, 2021, the Trust Account consisted of both cash and Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “Trust interest income” line item in the condensed statements of operations. Interest income is recognized when earned.

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

Offering Costs associated with the IPO

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs are allocated to the Public Warrants issued in the IPO based on the Public Warrants’ fair value at inception compared to the total IPO proceeds received. Offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A ordinary shares are allocated to temporary equity.

Fair Value of Financial Instruments

The Company follows the guidance in ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value on a non-recurring basis. The non-recurring fair value measurements are not applicable as of December 31, 2021.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities – Public Warrants	$6,061,407	$6,061,407	$-	$-
Warrant liabilities – Private Warrants	258,856	-	-	258,856
	$6,320,263	$6,061,407	$-	$258,856

The fair value of the Company’s U.S. Treasuries held in Trust Account approximate their carrying amount and is a level 1 measurement. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2021 are as follows:

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities held in Trust Account	$169,209,198	$-	$(7,197)	$169,202,001
	$169,209,198	$-	$(7,197)	$169,202,001

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable Class A ordinary share and income (loss) per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable Class A ordinary shares and the non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 70.7% for the redeemable Class A ordinary shares and 29.3% for the non-redeemable shares for the year ended December 31, 2021, reflective of the respective participation rights.

The earnings per share presented in the condensed statements of operations is based on the following:

For the year ended December 31, 2021
Net income	$8,502,767
Accretion of temporary equity to redemption value	(27,091,408)
Net income (loss) including accretion of temporary equity to redemption value	$(18,588,641)

	For the year ended
	December 31, 2021
	Class A	Non- redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$(13,147,556)	$(5,441,085)
Accretion of temporary equity to redemption value	27,091,408	-
Allocation of net income (loss)	$13,943,852	$(5,441,085)

Denominator:
Weighted-average shares outstanding	12,021,233	4,974,959
Basic and diluted net income (loss) per share	$1.16	$(1.09)

In connection with the underwriters’ partial exercise of their over-allotment option on April 14, 2021, 187,500 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

As of December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the Company’s earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Other than as noted above, Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s audited financial statements.

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

Note 6 — Warrant Liabilities

Public Warrants

There were 12,562,500 Public Warrants outstanding as of December 31, 2021, including Public Warrants underlying Public Units and Public Subunits. The Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the Initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company and in the case of any such issuance to the Sponsor or their affiliates, without taking into account any Founder Shares held by the initial holders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of the Initial Business Combination on the date of the completion of the Initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the subunits or Class A ordinary shares, as the case may be, during the 20 trading day period starting on the trading day prior to the day on which the Company completes the Initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described adjacent to “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

The Company will not redeem the warrants unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those ordinary shares is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification. The Company will use its best efforts to register or qualify such shares under the blue-sky laws of the state of residence in those states in which the warrants were offered by the Company in the IPO.

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

Private Warrants

There were 523,125 Private Warrants outstanding as of December 31, 2021, including Private Warrants underlying Private Units. Except as described below, the Private Warrants have terms and provisions that are identical to those of the Public Warrants.

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

The warrant agreement contains an Alternative Issuance provision that if less than 70% of the consideration receivable by the holders of the Class A ordinary shares in the Business Combination is payable in the form of shares in the successor entity that is listed for trading on a national securities exchange or is quoted in an established over-the-counter market, or is to be so listed for trading or quoted immediately following the Business Combination, and if the holders properly exercises the warrants within thirty days following the public disclosure of the consummation of the Business Combination by the Company, the warrant price shall be reduced by an amount equal to the difference of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) (but in no event less than zero) minus (B) the Black-Scholes Warrant Value (as defined below). The “Black-Scholes Warrant Value” means the value of a warrant immediately prior to the consummation of the Business Combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets (assuming zero dividends) (“Bloomberg”). “Per Share Consideration” means (i) if the consideration paid to holders of the Class A ordinary shares consists exclusively of cash, the amount of such cash per Class A ordinary share, and (ii) in all other cases, the volume weighted average price of the Class A ordinary shares as reported during the ten-trading day period ending on the trading day prior to the effective date of the Business Combination. The warrant agreement also contains a Tender Offer provision which provides that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of the Company’s ordinary share, all holders of the warrants (both the Public Warrants and Private Warrants) would be entitled to receive cash for their warrants.

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

The key inputs into the Monte Carlo simulation model for the Public Warrants and Private Warrants were as follows at April 13, 2021:

Inputs	Public Warrant	Private Warrant
Exercise price	$11.50	$11.50
Stock price	$9.02	$9.02
Volatility	14% pre- merger / 24.4% post- merger	14% pre- merger /24.4% post- merger
Expected term of the warrants	5.85 years	5.85 years
Risk-free rate	1.07%	1.07%
Dividend yield	0	0

Subsequent Measurement

The fair value of the Public Warrants at December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As of December 31, 2021, the aggregate value of Public Warrants was $6,061,407.

The estimated fair value of the Private Warrants on December 31, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values at the end of the reporting period represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the Private Warrants were as follows at December 31, 2021:

Inputs	Private Warrant
Exercise price	$11.50
Stock price	$9.88
Volatility	14% pre-merger / 9.2% post-merger
Expected term of the warrants	5.25 years
Risk-free rate	1.28%
Dividend yield	0

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the year ended December 31, 2021. The fair value of Public Warrants was a level 3 measurement upon their initial issuance at the IPO but transferred to a level 1 measurement on May 10, 2021 when the Public Warrants underlying the Public Units were allowed to be separated from the Public Subunits and began trading on the Nasdaq Capital Market:

Warrant Liability
Fair value as of December 31, 2020	$-
Initial fair value of warrant liability upon issuance at IPO and over-allotment	16,962,761
Transfer of Public Warrants out of level 3 to level 1	(6,909,375)
Change in fair value	(9,794,530)
Fair value as of December 31, 2021	$258,856

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

Due to Related Parties

The balance of $122 as of December 31, 2020 consists of operating costs paid by a related party on behalf of the Company.

Related Party Loans

On August 7, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of June 30, 2021 or the closing of the IPO. The Company had drawn down $300,000 under the promissory note with the Sponsor and the promissory note was fully paid upon the closing of the IPO on April 13, 2021 and there were no further loans from any related parties as of December 31, 2021.

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

For the year ended December 31, 2020, the Company had not incurred any administrative service fee. For the year ended December 31, 2021, the Company incurred $87,667 administrative service fees, which has all been paid as of December 31, 2021.

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

Note 9 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2021 and December 31, 2020, there were 697,500 and 0 Class A ordinary shares issued and outstanding, excluding 16,750,000 and 0 Class A ordinary shares subject to possible redemption, respectively.

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

As of December 31, 2021 and 2020, there were 4,287,500 and 5,750,000 Class B ordinary shares issued and outstanding, respectively.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the audited financial statements were issued. On February 10, 2022, to raise additional proceeds in connection with the business combination between the Company and Gorilla (the “Transactions”), the Company, Gorilla and certain investors (“PIPE Investors”) entered into certain subscription agreements (the “PIPE Subscription Agreement”), providing for the purchase by the PIPE Investors at the effective time of the Transactions an aggregate of 5,000,000 subunits of the Company at a price per subunit of $10.10, for gross proceeds to the Company of $50.5 million; provided, however, that if a PIPE Investor acquires ownership of subunits of Gorilla in the open market or in privately negotiated transactions with third parties at least prior to the Company’s meeting of shareholders to approve the Transactions and the PIPE Investor does not redeem or convert such PIPE Subunits in connection with any redemption (such subunits, “non-redeemed subunits”), the number of subunits for which the PIPE Investor is obligated to purchase under the PIPE Subscription Agreement shall be reduced by the number of non-redeemed subunits. The Company did not identify any subsequent events that would have required adjustment or disclosure in the audited financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated April 8, 2021, by and between the Company and I-Bankers, as representative of the several underwriters. (2)
2.1+	Business Combination Agreement, dated as of December 21, 2021, by and among Global SPAC Partners Co., Gorilla Merger Sub, Inc., and Gorilla Technology Group Inc. (3)
3.1	Amended and Restated Memorandum and Articles of Association. (2)
4.1	Warrant Agreement dated April 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (2)
4.2	Specimen Class A Ordinary Share Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Specimen Subunit Certificate. (1)
4.5	Description of Registered Securities.*
10.1	Investment Management Trust Agreement dated April 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (2)
10.2	Registration Rights Agreement dated April 8, 2021, by and between the Company, the Sponsor and I-Bankers. (2)
10.3	Placement Unit Subscription Agreement dated April 8, 2021, by and between the Company and the Sponsor. (2)
10.4	Placement Unit Subscription Agreement dated April 8, 2021, by and between the Company and I-Bankers. (2)
10.5	Letter Agreement dated April 8, 2021, by and among the Company, its officers, its directors, the Sponsor and I-Bankers. (2)
10.6	Administrative Services Agreement dated April 8, 2021, by and between the Company and SPAC Partners, LLC. (2)
10.7	Form of Voting Agreement, dated as of December 21, 2021, by and among Global SPAC Partners Co., Gorilla Technology Group Inc., and the shareholder of Gorilla Technology Group Inc. party thereto. (3)
10.8	Form of Lock-Up Agreement, dated as of December 21, 2021, by and between Gorilla Technology Group Inc. and the shareholder of Gorilla Technology Group Inc. party thereto. (3)
10.9	Founder Voting Agreement, dated as of December 21, 2021, by and between Gorilla Technology Group Inc., Global SPAC Partners Co. and Global SPAC Sponsor LLC. (3)
10.10	Form of First Amendment to Registration Rights Agreement, by and among Gorilla Technology Group Inc., Global SPAC Partners Co., and Global SPAC Sponsors LLC. (3)
10.11	Form of Registration Rights Agreement, by and between Gorilla Technology Group Inc. and the shareholders of Gorilla Technology Group Inc. party thereto. (3)
10.12	Form of Assignment, Assumption and Amendment to Warrant Agreement among Continental Stock Transfer & Trust Company, LLC, Gorilla Technology Group Inc. and Global SPAC Partners Co. (3)
10.13	Form of First Amendment to Lock-Up Agreement, by and between Gorilla and the shareholder of Gorilla party thereto. (4)
10.14	Form of Subscription Agreement, dated as of February 10, 2022, by and among Global, Gorilla and the investor named therein. (4)
14	Code of Ethics.(1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter.(1)
99.2	Compensation Committee Charter.(1)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

+	The exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally to the SEC a copy of all omitted exhibits and schedules upon its request.

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated herein by reference to the applicable exhibit to the Company’s Registration Statement on Form S-1/A, filed with the SEC on March 9, 2021.

(2)	Incorporated herein by reference to the applicable exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2021.

(3)	Incorporated herein by reference to the applicable exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on December 28, 2021.

(4)	Incorporated herein by reference to the applicable exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on February 11, 2022.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2022

	By:	/s/ Bryant B. Edwards
	Name:	Bryant B. Edwards
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Bryant B. Edwards	Chief Executive Officer	March 31, 2022
Bryant B. Edwards	(Principal Executive Officer)

/s/ Long Long	Chief Financial Officer	March 31, 2022
Long Long	(Principal Financial and Accounting Officer)

/s/ Stephen N. Cannon	Chief Operating Officer and President	March 31, 2022
Stephen N. Cannon

/s/ Jayesh Chandan	Chairman	March 31, 2022
Jayesh Chandan

/s/ Amir Kazmi	Director	March 31, 2022
Amir Kazmi

/s/ Marwan Abedin	Director	March 31, 2022
Marwan Abedin