Form 10-Q
period 2022-03-31
Global SPAC Partners Co,
filed 2022-05-12
CIK 1821169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, there were 13,645,713 Class A ordinary shares (including Class A ordinary shares included in the subunits) and 4,287,500 Class B ordinary shares, $0.0001 par value, issued and outstanding.

GLOBAL SPAC PARTNERS CO.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL SPAC PARTNERS CO.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$18,034	$291,139
Prepaid expenses	93,400	106,900
Marketable securities held in Trust Account	169,225,813	169,210,110
Total Assets	$169,337,247	$169,608,149

Liabilities and Shareholders’ Deficit
Accrued offering costs and expenses	$1,043,467	$493,456
Deferred underwriting discount	5,862,500	5,862,500
Total current liabilities	6,905,967	6,355,956
Warrant liabilities	4,584,125	6,320,263
Total Liabilities	11,490,092	12,676,219

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 16,750,000 shares at redemption value at March 31, 2022 and December 31, 2021	169,225,813	169,210,110

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 697,500 shares issued and outstanding (excluding 16,750,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	70	70
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 4,287,500 shares issued and outstanding at March 31, 2022 and December 31, 2021	429	429
Additional paid-in capital	-	-
Accumulated deficit	(11,379,157)	(12,278,679)
Total shareholders’ deficit	(11,378,658)	(12,278,180)

Total Liabilities and Shareholders’ Deficit	$169,337,247	$169,608,149

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL SPAC PARTNERS CO.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Formation and operating costs	$836,621	$13,166
Loss from operations	(836,621)	(13,166)

Other income
Bank interest income	5	1
Change in fair value of warrants	1,736,138	-
Trust interest income	15,703	-
Total other income	1,751,846	1

Net income (loss)	$915,225	$(13,165)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	16,750,000	-
Basic and diluted net income per share	$0.04	$-

Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	4,985,000	5,000,000
Basic and diluted net income (loss) per share	$0.04	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL SPAC PARTNERS CO.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

 (UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2021	697,500	$70	4,287,500	$429	$-	$(12,278,679)	$(12,278,180)
Net income	-	-	-	-	-	915,225	915,225
Subsequent measurement of Class A ordinary shares subject to redemption (interest earned on trust account)	-	-	-	-	-	(15,703)	(15,703)
Balance as of March 31, 2022	697,500	$70	4,287,500	$429	$-	$(11,379,157)	$(11,378,658)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

 (UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	-	$-	5,750,000	$575	$24,425	$(2,237)	$22,763
Net loss	-	-	-	-	-	(13,165)	(13,165)
Balance as of March 31, 2021	-	$-	5,750,000	$575	$24,425	$(15,402)	$9,598

The accompanying notes are an integral part of these unaudited condensed financial statements

GLOBAL SPAC PARTNERS CO.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$915,225	$(13,165)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrants	(1,736,138)	-
Trust interest income	(15,703)	-
Changes in current assets and current liabilities:
Prepaid expenses	13,500	-
Accrued offering costs and expenses	550,011	12,729
Due to related parties	-	436
Net cash used in operating activities	(273,105)	-

Cash Flows from Financing Activities:
Payments of offering costs	-	(10,249)
Net cash used in financing activities	-	(10,249)

Net change in cash	(273,105)	(10,249)
Cash, beginning of the year	291,139	21,432
Cash, end of the year	$18,034	$11,183

Supplemental Disclosure of Non-cash Financing Activities:
Subsequent measurement of Class A ordinary shares subject to redemption (interest earned on trust account)	$15,703	$-
Deferred offering costs paid by Sponsor loan	$-	$46,639
Accrued deferred offering costs	$-	$42,320

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from August 6, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “IPO”), which is described below, and, since the closing of the IPO, the search for target companies for the Initial Business Combination. The Company will not generate any operating revenue until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

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

Simultaneously with the closing of the IPO, the Company consummated the sale of 675,000 private units (the “Private Units”) at a price of $10.00 per Private Unit in the private placement (See “Note 4”) to the Sponsor and I-Bankers Securities, Inc. (“I-Bankers”), generating total gross proceeds of $6,750,000.

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

On April 11, 2022, the Company’s shareholders approved a Charter Amendment to extend the date by which the Company must consummate its Initial Business Combination from April 13, 2022 to July 13, 2022. At the Meeting, shareholders holding 3,801,787 Public Subunits exercised their right to redeem their subunits for a pro rata portion of the funds in the Trust Account. As a result, approximately $38,411,748.01 (approximately $10.10 per Public Subunit) was removed from the Trust Account to pay such holders (See Note 9).

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

The Sponsor, officers and directors of the Company, and I-Bankers have agreed (i) to waive their redemption rights with respect to their Founder Shares, Private Subunits, Representative Shares (See Note 4, Note 6) and any Public Subunits they may hold in connection with the completion of the Initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares, Private Subunits and Representative Shares if the Company fails to complete the Initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Subunits they hold if the Company fails to complete the Initial Business Combination within the Combination Period).

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

On December 21, 2021, the Company entered into a business combination agreement (“Business Combination Agreement”) with Gorilla Technology Group Inc., a Cayman Islands exempted company (“Gorilla”), and Gorilla Merger Sub, Inc., a Cayman Islands exempted company and a wholly-owned subsidiary of Gorilla (“Merger Sub”). Pursuant to the Business Combination Agreement, at the closing, (i) the Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and a wholly owned subsidiary of Gorilla; (ii) the ordinary shares of the Company (including Class A ordinary shares and Class B ordinary shares) will be converted into Gorilla ordinary shares on a one-for-one basis; (iii) warrants to purchase the ordinary shares of the Company will be converted into warrants to purchase the same number of Gorilla ordinary shares at the same exercise price and for the same exercise period; and (iv) the Company will have a restated certificate of incorporation.

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

On February 10, 2022, to raise additional proceeds in connection with the Transactions, the Company, Gorilla and certain investors (“PIPE Investors”) entered into certain subscription agreements (the “PIPE Subscription Agreement”), providing for the purchase by the PIPE Investors at the effective time of the Transactions an aggregate of 5,000,000 subunits of the Company at a price per subunit of $10.10, for gross proceeds to the Company of $50.5 million; provided, however, that if a PIPE Investor acquires ownership of subunits of Gorilla in the open market or in privately negotiated transactions with third parties at least prior to the Company’s meeting of shareholders to approve the Transactions and the PIPE Investor does not redeem or convert such PIPE Subunits in connection with any redemption (such subunits, “non-redeemed subunits”), the number of subunits for which the PIPE Investor is obligated to purchase under the PIPE Subscription Agreement shall be reduced by the number of non-redeemed subunits.

Liquidity and Going Concern

As of March 31, 2022, the Company had cash of $18,034. Until the consummation of the IPO, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans and advances from the Sponsor.

Subsequent to the consummation of the IPO, partial exercise of the over-allotment option, and associated private placements, $169,175,000 of cash was placed in the Trust Account, and the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the private placement not held in the Trust Account.

The Company’s initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. As of March 31, 2022, no Working Capital Loans were outstanding.

On April 11, 2022, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (“Charter Amendment”). The Charter Amendment extends the date by which the Company must consummate its Initial Business Combination from April 13, 2022 to July 13, 2022. On April 13, 2022, the Company issued an unsecured promissory note to Gorilla, pursuant to which the Company may borrow up to an aggregate principal amount of $1,165,339 to be used for deposit into the Company’s Trust Account to extend the Company’s Combination Period (See Note 9). This loan is non-interest bearing, unsecured and due at the earlier of the date that the Company consummates the Business Combination or the liquidation of the Company.

The Company anticipates that the $18,034 outside of the Trust Account as of March 31, 2022 will not be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. The Company may need to obtain additional financing to consummate its Initial Business Combination but there is no assurance that new financing will be available to the Company on commercially acceptable terms. Furthermore, if the Company is unable to complete an Initial Business Combination by July 13, 2022, it will trigger the Company’s automatic winding up, liquidation and dissolution. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Form 10-K filed by the Company with the SEC on March 31, 2022.

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

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates.

One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the Company’s warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Investment Held in Trust Account

As of March 31, 2022 and December 31, 2021, the Company had $169,225,813 and $169,210,110 in the Trust Account which may be utilized for Business Combination, respectively. As of March 31, 2022, the Trust Account consisted of both cash and investment in money market funds. As of December 31, 2021, the Trust Account consisted of both cash and Treasury securities.

The Company classifies its investment in money market funds as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in trust interest income in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

The Company classifies its United States Treasury securities as held-to-maturity in accordance with Financial Standards Accounting Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

Class A Ordinary Shares (underlying the Public Subunits) Subject to Possible Redemption

The Company accounts for its Class A ordinary shares (underlying the Public Subunits) subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value of $10.10 per share (plus any interest earned on the Trust Account) as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

Fair Value of Financial Instruments

The Company follows the guidance in ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value on a non-recurring basis. The non-recurring fair value measurements are not applicable as of March 31, 2022 and December 31, 2021.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$169,225,813	$169,225,813	$-	$-
	$169,225,813	$169,225,813	$-	$-
Liabilities:
Warrant liabilities – Public Warrants	$4,394,819	$4,394,819	$-	$-
Warrant liabilities – Private Warrants	188,506	-	-	188,506
	$4,584,125	$4,394,819	$-	$188,506

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities – Public Warrants	$6,061,407	$6,061,407	$-	$-
Warrant liabilities – Private Warrants	258,856	-	-	258,856
	$6,320,263	$6,061,407	$-	$258,856

The fair value of the Company’s U.S. Treasuries held in Trust Account approximate their carrying amount and is a level 1 measurement. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2021 are as follows:

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value 1
U.S. Treasury Securities held in Trust Account	$169,209,198	$-	$(7,197)	$169,202,001
	$169,209,198	$-	$(7,197)	$169,202,001

The fair value of the Company’s prepaid expenses, and accrued offering costs and expenses    approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The fair value of the Private Warrants is based on a Monte Carlo valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Warrants is classified as Level 3. See Note 5 for additional information on assets and liabilities measured at fair value.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income per redeemable Class A ordinary share and income (loss) per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable Class A ordinary shares and the non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 77.1% for the redeemable Class A ordinary shares and 22.9% for the non-redeemable shares for the three months ended March 31, 2022.

The earnings per share presented in the condensed statements of operations is based on the following:

For the three months ended March 31, 2022
Net income	$915,225
Accretion of temporary equity to redemption value	(15,703)
Net income including accretion of temporary equity to redemption value	$899,522

	For the three months ended March 31, 2022
	Class A	Non- redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$693,213	$206,309
Accretion of temporary equity to redemption value	15,703	-
Allocation of net income	$708,916	$206,309

Denominator:
Weighted-average shares outstanding	16,750,000	4,985,000
Basic and diluted net income per share	$0.04	$0.04

For the three months ended March 31, 2021, net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 750,000 ordinary shares that were subject to forfeiture if the underwriter’s over-allotment option was not exercised by the underwriter (see Note 6).

As of March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the Company’s earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

Note 4 — Private Placements

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

Note 5 — Warrant Liabilities

Public Warrants

There were 12,562,500 Public Warrants outstanding as of March 31, 2022, including Public Warrants underlying Public Units and Public Subunits. The Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the Initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company and in the case of any such issuance to the Sponsor or their affiliates, without taking into account any Founder Shares held by the initial holders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of the Initial Business Combination on the date of the completion of the Initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the subunits or Class A ordinary shares, as the case may be, during the 20 trading day period starting on the trading day prior to the day on which the Company completes the Initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described adjacent to “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

Private Warrants

There were 523,125 Private Warrants outstanding as of March 31, 2022 and December 31, 2021, including Private Warrants underlying Private Units. Except as described below, the Private Warrants have terms and provisions that are identical to those of the Public Warrants.

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

Subsequent Measurement

The fair value of the Public Warrants at March 31, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As of March 31, 2022 and December 31, 2021, the aggregate value of Public Warrants was $4,394,819 and $6,061,407, respectively.

The estimated fair value of the Private Warrants on March 31, 2022 and December 31, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a Business Combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values at the end of the reporting period represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the Private Warrants were as follows at March 31, 2022 and December 31, 2021:

Inputs	March 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$10.00	$9.88
Volatility	5.0%	14% pre-merger / 9.2% post-merger
Expected term of the warrants	5.20 years	5.25 years
Risk-free rate	2.42%	1.28%
Dividend yield	0	0

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three months ended March 31, 2022. The fair value of Public Warrants was a level 3 measurement upon their initial issuance at the IPO but transferred to a level 1 measurement on May 10, 2021 when the Public Warrants underlying the Public Units were allowed to be separated from the Public Subunits and began trading on the Nasdaq Capital Market:

Warrant Liability
Fair value as of December 31, 2021	$258,856
Change in fair value	(70,350)
Fair value as of March 31, 2022	$188,506

Note 6 — Related Party Transactions

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

Related Party Loans

On August 7, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of June 30, 2021 or the closing of the IPO. The Company had drawn down $300,000 under the promissory note with the Sponsor and the promissory note was fully paid upon the closing of the IPO on April 13, 2021 and there were no further loans from any related parties as of March 31, 2022 and December 31, 2021.

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

For the three months ended March 31, 2022, the Company incurred $30,000 administrative service fees, which has all been paid as of March 31, 2022.

Management Expenses

During the three months ended March 31, 2022, Mr. Jayesh Chandan, the Chairman of the Company, incurred $7,231 in travel expenses related to the Company’s ongoing efforts in consummating a Business Combination with Gorilla. These expenses will be reimbursed by the Company and are included in the total balance of the liabilities section (see Part 1, item 1).

Note 7 — Commitments and Contingencies

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

Promissory Note

On April 13, 2022, the Company issued an unsecured promissory note to Gorilla, pursuant to which the Company may borrow up to an aggregate principal amount of $1,165,339 to be used for deposit into the Company’s Trust Account to extend the Company’s Combination Period from April 13, 2022 to July 13, 2022 (See Note 9). This loan is non-interest bearing, unsecured and due at the earlier of the date that the Company consummates the Business Combination or the liquidation of the Company.

Note 8 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 697,500 Class A ordinary shares issued and outstanding, excluding 16,750,000  Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On August 7, 2020, the Company issued 5,750,000 Founder Shares to the Sponsor for $25,000, or approximately $0.00435 per share. Up to 750,000 shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriter’s over-allotment option is exercised.

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

As of March 31, 2022 and December 31, 2021, there were 4,287,500 Class B ordinary shares issued and outstanding.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued.

On April 11, 2022, the Company’s shareholders approved a Charter Amendment to extend the date by which the Company must consummate its Initial Business Combination from April 13, 2022 to July 13, 2022. At the Meeting, shareholders holding 3,801,787 Public Subunits exercised their right to redeem their subunits for a pro rata portion of the funds in the Trust Account. As a result, approximately $38,411,748.01 (approximately $10.10 per Public Subunit) was removed from the Trust Account to pay such holders. Furthermore, as a result of the redemption, the one fourth of one warrant contained in each Public Subunit (resulting in an aggregate of approximately 950,446 warrants) were also forfeited by such holders and automatically extinguished by us.

On April 13, 2022, the Company issued an unsecured promissory note to Gorilla (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,165,339 to be used for deposit into the Company’s Trust Account to extend the Company’s Combination Period from April 13, 2022 to July 13, 2022. This loan is non-interest bearing, unsecured and due at the earlier of the date that the Company consummates the Business Combination or the liquidation of the Company.

On April 20, 2022, the Company borrowed $388,446 pursuant to the Promissory Note, which was deposited into the Company’s Trust Account to fund the extension of the Company’s Combination period from April 13, 2022 to May 13, 2022.

The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Global SPAC Partners Co. References to our “management” refer to our officers and directors, and references to the “Sponsor” refer to Global SPAC Sponsors LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We were incorporated on August 6, 2020 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Report as our “Business Combination” or “initial business combination”.

On April 13, 2021, we consummated the initial public offering (“IPO”) of 16,000,000 public units (“Public Units”) at a price of $10.00 per public unit, generating gross proceeds of $160,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 675,000 placement units (“Private Units”), at a price of $10.00 per Private Unit, in a private placement to the Sponsor and I-Bankers Securities, Inc. (“I-Bankers”), generating gross proceeds of $6,750,000.

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

Of the net proceeds from the IPO, partial exercise of the over-allotment option, and associated private placements, $169,175,000 of cash was placed in the trust account (“Trust Account”).

On December 21, 2021, we entered into a business combination agreement (“Business Combination Agreement”) with Gorilla Technology Group Inc., a Cayman Islands exempted company (“Gorilla”), and Gorilla Merger Sub, Inc., a Cayman Islands exempted company and a wholly-owned subsidiary of Gorilla (“Merger Sub”). Gorilla is a leading market provider of video intelligence, Internet of Things security, edge AI data analytics and operational technology security solutions and services in Asia Pacific with operations and established distribution and sales channels in the United States, Europe, the Middle East and Latin America.

Pursuant to the Business Combination Agreement, at the Closing, and following the recapitalization, (i) Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and a wholly owned subsidiary of Gorilla; (ii) the ordinary shares of the Company (including Class A ordinary shares and Class B ordinary shares) will be converted into Gorilla ordinary shares on a one-for-one basis; (iii) warrants to purchase the ordinary shares of the Company will be converted into warrants to purchase the same number of Gorilla ordinary shares at the same exercise price and for the same exercise period; and (iv) the Company will have a restated certificate of incorporation.

Additionally, to raise additional proceeds in connection with the transactions contemplated by the Business Combination Agreement (“Transactions”), the Company, Gorilla and certain PIPE Investors (as defined below) entered into a series of subscription agreements (the “PIPE Subscription Agreements”), providing for the purchase by certain investors (the “PIPE Investors”) at the effective time of the Gorilla Business Combination an aggregate of 5,000,000 PIPE Subunits at a price of $10.10 per subunit, for gross proceeds to the Company of $50.5 million; provided, however, that if a PIPE Investor acquires ownership of subunits of Gorilla in the open market or in privately negotiated transactions with third parties (along with any related rights to redeem or convert such subunits in connection with any redemption conducted by the Company in accordance with the Company’s organizational documents and the prospectus for the Company’s IPO in conjunction with the Closing or in conjunction with an amendment to the Company’s organizational documents to extend the Company’s deadline to consummate its Initial Business Combination) at least prior to the Company’s meeting of shareholders to approve the Transactions and the PIPE Investor does not redeem or convert such PIPE Subunits in connection with any redemption, the number of subunits for which the PIPE Investor is obligated to purchase under the PIPE Subscription Agreement shall be reduced by the number of non-redeemed subunits.

For a more detailed description of the Business Combination Agreement and the Transactions, see the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022 (the “Form 10-K”) and Gorilla’s Registration Statement on Form F-4 filed with the SEC, as amended (the “Gorilla Form F-4”).

On April 11, 2022, we held a shareholder meeting (the “Meeting”), where our shareholders approved an amendment to the Company’s amended and restated memorandum and articles of association (“Charter Amendment”). The Charter Amendment extends the date by which we must consummate our Initial Business Combination from April 13, 2022 to July 13, 2022. The terms of the Charter Amendment are set forth in our definitive proxy statement filed with the Securities and Exchange Commission on March 28, 2022.

At the Meeting, shareholders holding 3,801,787 Public Subunits exercised their right to redeem their Public Subunits for a pro rata portion of the funds in the Trust Account. As a result, approximately $38,411,748.01 (approximately $10.10 per Public Subunit) was removed from the Trust Account to pay such holders. Furthermore, as a result of the redemption, the one fourth of one warrant contained in each Public Subunit (resulting in an aggregate of approximately 950,446 warrants) were also forfeited by such holders and automatically extinguished by us.

Following the redemption, our remaining Public Subunits outstanding were 12,948,213. We have submitted a drawdown request under the promissory note dated April 13, 2022 to fund into the Trust Account the required $0.03 per remaining Public Subunit into the Trust Account for the first month past April 13, 2022 that we need to complete the Initial Business Combination. After such funding, the Trust Account will contain approximately $10.13 per remaining Public Subunit outstanding.

On April 13, 2022, the Company issued an unsecured promissory note to Gorilla, pursuant to which the Company may borrow up to an aggregate principal amount of $1,165,339 to be used for deposit into the Company’s Trust Account to extend the Company’s time to complete a Business Combination (See Note 9). This loan is non-interest bearing, unsecured and due at the earlier of the date that the Company consummates the Business Combination or the liquidation of the Company.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. The only activities through March 31, 2022 were activities related to our formation, the IPO and search for prospective targets for an Initial Business Combination, such as Gorilla. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses for due diligence on prospective targets.

For the three months ended March 31, 2022, we had net income of $915,225, which consisted of $15,703 in interest earned on marketable securities held in the Trust Account, $5 in interest earned in our operating bank account, and $1,736,138 in change in fair value of warrants, offset by $836,621 in formation and operating costs.

For the three months ended March 31, 2021, we had net loss of $13,165, which consisted of $13,166 in operating costs, offset by $1 in interest earned in our operating bank account.

Liquidity and Capital Resources

As of March 31, 2022, we had cash of $18,034. Until the consummation of the IPO, our only source of liquidity was an initial purchase of ordinary shares by our Sponsor and loans from our Sponsor.

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

In order to finance transactions costs in connection with an Initial Business Combination, post the initial public offering, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete an Initial Business Combination, we would repay the Working Capital Loans. In the event that an Initial Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the Business Combination. The units would be identical to the Private Units sold in the private placements.

On April 13, 2022, we issued an unsecured promissory note to Gorilla, pursuant to which we may borrow up to an aggregate principal amount of $1,165,339 to be used for deposit into our Trust Account to extend our Combination Period from April 13, 2022 to July 13, 2022. This loan is non-interest bearing, unsecured and due at the earlier of the date that we consummate the Business Combination or the liquidation.

We anticipate that the $18,034 outside of the Trust Account as of March 31, 2022 will not be sufficient to allow us to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. We may need to obtain additional financing to consummate our Initial Business Combination but there is no assurance that new financing will be available to us on commercially acceptable terms. Furthermore, if we are unable to complete an Initial Business Combination by July 13, 2022, it will trigger our automatic winding up, liquidation and dissolution. These conditions raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies and Estimates

The preparation of these unaudited condensed financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statement. Actual results could differ from those estimates.

One of the more significant accounting estimates included in these financial statements is the determination of the fair value of our warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates (See Note 5).

Class A Ordinary Shares (underlying the Public Subunits) Subject to Possible Redemption

The Company accounts for its Class A ordinary shares (underlying the Public Subunits) subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value of $10.10 per share (plus any interest earned on the Trust Account) as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” The statements of operations include a presentation of income per redeemable Class A ordinary share and income (loss) per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable Class A ordinary shares and the non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 77.1% for the redeemable Class A ordinary shares and 22.9% for the non-redeemable shares for the three months ended March 31, 2022.

For the three months ended March 31, 2021, net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 750,000 ordinary shares that were subject to forfeiture if the underwriter’s over-allotment option was not exercised by the underwriter.

As of March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the Company’s earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

Recent Accounting Standards

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

Off-Balance Sheet Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Commitments and Contractual Obligations

Registration Rights Agreement

Pursuant to a registration rights agreement entered into on April 8, 2021, the holders of the Founder Shares, the Representative Shares, the units and underlying securities issuable upon conversion of the Working Capital Loans    and the Private Units and its underlying securities are entitled to certain registration rights. See “Item 1. Business” and Notes 4 and 6 of the financial statements included herein. The Company will bear the expenses incurred in connection with the filing of any registration statements pursuant to such registration rights.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2022. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2022, we have enhanced our internal controls over financial reporting relating to redeemable equity instruments by continuing to recognize all Public Shares underlying Public Subunits as temporary equity. We further improved this process by expanding and improving our review for complex securities and related accounting standards, enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. There have been no changes in our internal controls over financial reporting, except as previously noted, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for smaller reporting companies. However, as of the date of this Quarterly Report, except as set forth below, there have been no material changes with respect to those risk factors previously disclosed in the Company’s final prospectus as filed with the SEC on April 12, 2021 and its Form 10-K. For risks related to Gorilla and the Transactions, see Gorilla Form S-4.

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, our consummation of a business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications, and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with the foregoing may be difficult, time consuming and costly. Laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For a description of the use of the proceeds generated in our IPO, see Part II, Item 2 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021. There has been no material change in the planned use of the proceeds from the IPO and private placements as is described in the Company’s final prospectus related to the IPO.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amendment to Amended and Restated Memorandum and Articles of Association. (1)
10.1	Promissory Note issued to Gorilla Technology Group Inc., dated April 13, 2022.(2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

(1)	Previously filed as exhibit 3.1 to our Current Report on Form 8-K filed on April 15, 2022 and incorporated by reference herein.

(2)	Previously filed as exhibit 10.1 to our Current Report on Form 8-K filed on April 15, 2022 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL SPAC PARTNERS CO.

Date: May 12, 2022	By:	/s/ Bryant B. Edwards
	Name:	Bryant B. Edwards
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Long Long
	Name:	Long Long
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)